Form 10-Q
period 1998-03-31
EXODUS COMMUNICATIONS INC
filed 1998-05-15
CIK 1013740

================================================================================


                                UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended           March 31, 1998
                                ------------------------------------

                                      OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number  0-23795
                      ----------------

                          EXODUS COMMUNICATIONS, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its chapter)

                    Delaware                             77-0403076
           ---------------------------            ------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

               2650 San Tomas Expressway, Santa Clara, CA  95051
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (408) 346-2200
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _______      No   X
                    -----

The number of shares outstanding of the issuer's common stock, par value $0.001, as of May 7, 1998 was 19,285,822 shares.

================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----

  PART I.  FINANCIAL INFORMATION                                                          PAGE NO.
           ---------------------                                                          --------
           Item 1.  Financial Statements                                                      3

                    Condensed Balance Sheet - March 31, 1998 and
                    December 31, 1997

                    Condensed Statements of Operations - Three Month Periods ended March 31, 1998 and 1997

                    Condensed Statements of Cash Flows - Three Month Periods ended March 31, 1998 and 1997

                    Notes to Condensed Financial Statements

           Item 2.  Management's Discussion and Analysis of Financial Condition and           9
                    Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk               23


PART II.   OTHER INFORMATION
           -----------------

           Item 2.  Changes in Securities and Use of Proceeds                                23

           Item 4.  Submission of Matters to a Vote of Security Holders                      25

           Item 5.  Other Information                                                        26

           Item 6.  Exhibits and Reports on Form 8-K                                         26

           Signatures                                                                        27

I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EXODUS COMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              MARCH 31,             DECEMBER 31,
                                      ASSETS                                                    1998                    1997
                                                                                        -------------------      -----------------
Current assets:
   Cash and cash equivalents.......................................................           $ 74,153               $ 10,270
   Accounts receivable.............................................................              3,054                  1,837
   Prepaid expenses and other current assets.......................................              1,562                  1,377
                                                                                              --------               --------
       Total current assets........................................................             78,769                 13,484
Property and equipment, net........................................................             31,509                 25,170
Restricted cash equivalents........................................................              1,938                  1,753
Other assets.......................................................................                808                    566
                                                                                              --------               --------
                                                                                              $113,024               $ 40,973
                                                                                              ========               ========
                    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                       STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Bank borrowings..............................................................           $   -                  $  3,000
      Current portion of debt......................................................              4,075                  3,777
      Current portion of capital lease obligations.................................              1,915                  1,143
      Accounts payable.............................................................              8,923                  6,252
      Accrued expenses.............................................................              4,589                  2,808
      Deferred revenue.............................................................                165                    211
                                                                                              --------               --------
       Total current liabilities...................................................             19,667                 17,191
Debt, less current portion.........................................................             20,227                 12,693
Capital lease obligations, less current portion....................................              4,415                  2,442
                                                                                              --------               --------
       Total liabilities...........................................................             44,309                 32,326
                                                                                              --------               --------
 Redeemable convertible preferred stock and warrants, $0.001 par value:
    no shares and 74,960,124 shares authorized as of March 31, 1998 and December 31,
    1997, respectively; no shares and 34,117,371 shares issued and outstanding as of March 31, 1998 and December 31, 1997, respectively; aggregate liquidation
    preference of $39,640 as of December 31, 1997..................................                  -                 39,247
                                                                                              --------               --------
 Stockholders' equity (deficit):
   Preferred stock, $0.001 par value:  5,000,000 shares authorized and no shares issued or outstanding as of March 31, 1998; no shares authorized, issued or
    outstanding as of December 31, 1997............................................                  -                      -
   Common stock, $0.001 par value:  50,000,000 and 53,281,579 shares authorized as of March 31, 1998 and December 31, 1997, respectively; 19,266,123 and
    2,067,253 shares issued and outstanding as of March 31, 1998 and December 31,
    1997, respectively.............................................................                 19                      2
   Additional paid-in capital......................................................            114,741                  2,508
   Notes receivable from stockholders..............................................               (132)                  (140)
   Deferred stock compensation.....................................................             (2,015)                (2,393)
   Accumulated deficit.............................................................            (43,898)               (30,577)
                                                                                              --------               --------
       Total stockholders' equity (deficit)........................................             68,715                (30,600)
                                                                                              --------               --------
                                                                                              $113,024               $ 40,973
                                                                                              ========               ========

See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED
                                                                                  -----------------------------
                                                                                     MARCH 31,        MARCH 31,
                                                                                       1998             1997
                                                                                   ----------         ---------
Revenues: .................................................................        $    7,105          $  1,669
                                                                                   ----------         ---------
Cost and expenses:
  Cost of revenues.........................................................             9,881             1,899
  Marketing and sales......................................................             6,417             1,630
  General and administrative...............................................             2,657               916
  Product development......................................................               645               203
                                                                                   ----------         ---------
Total cost and expenses ...................................................            19,600             4,648
                                                                                   ----------         ---------

Operating loss ............................................................           (12,495)           (2,979)

Net interest expense ......................................................               826                56
                                                                                   ----------         ---------
  Net loss.................................................................           (13,321)           (3,035)

Cumulative dividends and accretion on
  redeemable convertible preferred stock ..................................            (2,014)                -
                                                                                   ----------         ---------

Net loss attributable to common stockholders ..............................          ($15,335)          ($3,035)
                                                                                   ==========         =========

Basic and diluted net loss per share ......................................            ($4.46)           ($1.57)
                                                                                   ==========         =========

Shares used in computing basic and diluted net loss per share .............             3,436             1,933
                                                                                   ==========         =========

Pro forma basic and diluted net loss per share ............................            ($0.96)
                                                                                   ==========

Shares used in computing pro forma basic and diluted
  net loss per share ......................................................            13,914
                                                                                   ==========

See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                   ----------------------------------------
                                                                                      MARCH 31,               MARCH 31,
                                                                                         1998                   1997
                                                                                   ----------------      -------------------
Cash flows from operating activities:
  Net loss.......................................................................         $(13,321)       $     (3,035)
  Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization..............................................            1,975                 350
      Non-cash warrant expense...................................................              525                   -
      Amortization of deferred stock compensation................................              378                   -
      Amortization of debt issuance costs........................................              122                   -
      Changes in operating assets and liabilities:
          Accounts receivable....................................................           (1,217)               (245)
          Prepaid expenses and other current assets..............................             (628)                 24
          Accounts payable.......................................................            2,671               1,757
          Accrued expenses.......................................................            1,781                (435)
          Deferred revenue.......................................................              (46)                 30
                                                                                     -------------     ---------------
              Net cash used for operating activities.............................           (7,760)             (1,554)
                                                                                     -------------     ---------------

Cash flows from investing activities:
  Purchases of property and equipment............................................           (7,225)             (2,606)
  Other assets...................................................................               79                (196)
                                                                                    --------------     ---------------
             Net cash used for investing activities..............................           (7,146)             (2,802)
                                                                                    --------------     ---------------

Cash flows from financing activities:
  Proceeds from issuance of redeemable convertible preferred stock and warrants..            2,176                   -
  Proceeds from issuance of common stock.........................................           70,302                   -
  Proceeds from issuance of bridge financing convertible notes...................                -               2,975
  Repayment of notes receivable from stockholders................................                8                 (50)
  Repayment of bank borrowings...................................................           (3,000)                  -
  Proceeds from sale-leaseback transactions......................................            1,922                 550
  Payment on capital lease obligations...........................................             (266)                (88)
  Proceeds from debt.............................................................            8,823                 214
  Repayment of debt..............................................................             (991)               (105)
  Restricted cash................................................................             (185)                  -
                                                                                    --------------     ---------------
                  Net cash provided by financing activities......................           78,789               3,496
                                                                                    --------------     ---------------

Net increase (decrease) in cash and cash equivalents.............................           63,883                (860)
Cash and cash equivalents at beginning of period.................................           10,270               3,715
                                                                                    --------------     ---------------
Cash and cash equivalents at end of period.......................................           74,153               2,855
                                                                                    ==============     ===============

Supplemental disclosure of cash flow information:
  Cash paid-interest.............................................................         $    765        $         71
                                                                                    ==============     ===============
  Noncash investing and financing activities:
      Assets recorded under capital lease........................................         $  1,089        $          -
                                                                                    ==============     ===============
      Cumulative dividends and accretion on
         Series C and D redeemable convertible
         preferred stock and warrants............................................         $  2,014        $          -
                                                                                    ==============     ===============
      Conversion of redeemable convertible
         preferred stock to common stock.........................................         $ 43,437        $          -
                                                                                    ==============     ===============

See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                          ---------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of March 31, 1998 and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with the Company's Registration Statement on Form S-1 (File No. 333-44469). Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share for the three month periods ended March 31, 1998 and 1997 does not include the effect of (i) 3,192,000 and 742,000 shares issuable under stock options outstanding as of March 31, 1998 and March 31, 1997, respectively, (ii) 404,000 shares issuable pursuant to warrants to purchase common stock and 555,000 shares issuable pursuant to warrants to purchase common stock and redeemable convertible preferred stock, as of March 31, 1998 and March 31, 1997, respectively and,
(iii) 11,987,000 shares (up to the date of the initial public offering) and 5,179,000 shares of redeemable convertible preferred stock on an "as if converted" basis for the three month periods ended March 31, 1998 and 1997, respectively as the effect of their inclusion is antidilutive during each period.

     Pro forma basic and diluted net loss per share is presented to reflect per share data assuming the conversion of all outstanding shares of redeemable convertible preferred stock into common stock on a one-for-three basis as if the conversion had taken place at the beginning of 1998 or at the date of issuance, if later. Pro forma basic and diluted net loss per share, before a one-time, non-cash charge of $525,000 related to a warrant issued to At Home in connection with a distribution alliance, was $0.92 for the three-month period ended March 31, 1998. Pro forma basic and diluted net loss per share (including the charge) was $0.96 for the same period.

NOTE 3 - INITIAL PUBLIC OFFERING

     On March 24, 1998, the Company completed its initial public offering of 5,125,000 shares of its Common Stock (the "IPO"). Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, aggregated approximately $69,700,000. At the closing of the IPO, all redeemable convertible preferred stock was converted to Common Stock on a one-for-three basis. In connection with the IPO, certain warrant holders exercised their warrants to purchase preferred stock (which converted into Common Stock), which resulted in additional proceeds of $1,842,000.

NOTE 4 - REVENUE RECOGNITION

     Revenues consist of monthly fees for server hosting, Internet connectivity, collaborative systems management and Internet technology services, equipment sales to customers and one-time fees for installation. Revenues (other than installation fees and equipment sales to customers) are generally billed and recognized ratably over the term of the contract, generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment sales are typically recognized when the equipment is delivered to the customer.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                           MARCH 31,         DECEMBER 31,
                                                                             1998              1997
                                                                          -----------       -----------
Data centers and related equipment.............................            $22,193             $16,316
Furniture, fixtures, computer equipment and other..............             13,868              12,815
Construction in progress.......................................              1,383                  --
                                                                           -------             -------
                                                                            37,444              29,131
Less accumulated depreciation and amortization.................              5,935               3,961
                                                                           -------             -------
                                                                           $31,509             $25,170
                                                                           =======             =======

     Computer equipment and certain data center equipment are recorded under capital leases that aggregated $7,431,000 and $4,419,000 as of March 31, 1998 and December 31, 1997, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $1,138,000 and $722,000 as of March 31, 1998 and December 31, 1997, respectively.

NOTE 6 - BANK BORROWINGS AND DEBT

     The Company has a $5,000,000 bank line of credit bearing interest at the bank's prime rate, which is collateralized by all of the Company's assets. The bank line of credit expires in December 1998. No amount was outstanding under the bank line of credit as of March 31, 1998. In May 1998, the Company increased its bank line of credit to $7,000,000.

A summary of debt follows (in thousands):

                                                                       MARCH 31,            DECEMBER 31,
                                                                         1998                   1997
                                                                   -----------------      ----------------


$850,000 equipment term loan with a financial institution;
 prime rate plus 2.5% (11.0% as of March 31,1998);
 principal and interest due monthly for 42 months................       $   156                $   178

$1,800,000 equipment line of credit facility; effective interest rate of approximately 16.4%; principal and interest due
 April 2000 through September 2000; collateralized by
 equipment.......................................................         1,296                  1,393


$3,000,000 equipment line of credit facility;
 effective interest rate of approximately 12.9%; principal
 and interest due monthly through July 2001; collateralized
 by equipment....................................................         2,593                  2,756


$6,500,000 equipment line of credit facility; effective interest rate of approximately 15.9%; principal and interest due
 monthly through July 2001; collateralized by
 equipment.......................................................         5,932                  6,312

$3,000,000 equipment line of credit facility;
 effective interest rate of approximately 16.2%; principal
 and interest due monthly through May 2001; collateralized
 by equipment....................................................         2,647                  2,787

$5,000,000 equipment line of credit facility; effective interest rate of approximately 16.2%; principal and interest due
 monthly through September 2001; collateralized by
 equipment.......................................................         3,678                  3,044

$8,000,000 line of credit facility; interest rate of approximately
 12.95%; principal and/or interest due monthly through January
 2000; collateralized by all of the Company's assets.............         8,000                      -
                                                                    -----------           ------------

                                                                         24,302                 16,470
Less current portion                                                      4,075                  3,777
                                                                   ------------           ------------
Debt, less current portion                                              $20,227                $12,693
                                                                   ============           ============

NOTE 7 - COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss during the three months ended March 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties, including the ability of the Company to execute its current business plan, retain customers, attract new customers, and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating
Results" (referred to herein as "Other Factors") and in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with the Company's Registration Statement on Form S-1 (File No. 333-44469) (the "Final Prospectus"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. In addition, the section labeled "Other Factors That May Affect Future Operating Results" consists primarily of forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     Exodus is a leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. The Company's solutions include server hosting, Internet connectivity, collaborative management and Internet technology services, which together provide the high performance, scalability and expertise that enterprises need to optimize Internet operations. The Company delivers its services from geographically distributed, state-of-the-art Internet Data Centers that are connected through a redundant high performance national Internet backbone ring.

     The Company is the successor to a Maryland Corporation that was formed in August 1992 to provide computer consulting services. The Company began to offer Internet connectivity services to enterprises in October 1994 and server hosting services in late 1995. In August 1996, the Company opened its first dedicated Internet Data Center and refocused its business strategy on providing Internet system and network management solutions for enterprises with mission-critical Internet operations. Since refocusing its business strategy, the Company has derived most of its revenues (and substantially all of its growth in revenues) from customers for which it provides these services. Each of the Company's Internet Data Center customers initially purchases a subset of the Company's service offerings to address specific departmental or enterprise Internet computing needs, and some of these customers purchase additional services as the scale and complexity of their Internet operations increase. The Company sells its services under contracts that typically have terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation and for any equipment that they choose to purchase from the Company.

     The Company opened its first Internet Data Center in the San Francisco metropolitan area in August 1996. Since that time, the Company has opened five additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997), San Francisco (August 1997), Seattle (September 1997), Los Angeles (October 1997) and Washington, D.C. (December 1997) and has a site in London. Additionally, the Company plans to open a third Internet Data Center in the San Francisco metropolitan area in the second quarter of 1998 and an Internet Data Center in the Boston metropolitan area in the second half of 1998. See "Other Factors --Risks Associated with Planned Business Expansion" for risks related to the foregoing forward-looking statements. These facilities serve as a base for the array of solutions offered by the Company, including server hosting, Internet connectivity, collaborative management and Internet technology services. The building of these Internet Data Centers has required the Company to obtain substantial additional equity and debt financing. See "Other Factors --Substantial Leverage and Debt Service" and "--Liquidity and Capital Resources" below.

     Prior to building an Internet Data Center in a new a geographic region, the Company employs various means to evaluate the market opportunity in a given location, including the use of focus groups and market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. The Company typically requires at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, the Company expects that individual Internet Data Centers will experience losses for at least one year from the time they are opened. The Company experiences further losses from sales personnel hired to test market the Company's services in markets where there is no, and may never be an, Internet Data Center. As a result, the Company expects to make investments in expanding the Company's business rapidly into new geographic regions which, while potentially increasing the Company's revenues in the long term, will lead to significant losses for the foreseeable future. See "Other Factors--Risks Associated with Planned Business Expansion" for risks related to the foregoing forward-looking statements.

     Since the Company began to offer server hosting services in 1995, it has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of March 31, 1998, the Company had an accumulated deficit of approximately $43.9 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. Currently, the Company anticipates making significant investments in new Internet Data Centers, product development and sales and marketing programs and personnel and therefore believes that it will continue to experience net losses on a quarterly and annual basis for the foreseeable future. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. See "Other Factors --Limited Operating History; History of Losses" for risks related to the foregoing forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the three months ended March 31, 1998 and March 31, 1997. This information has been derived from the Company's unaudited financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Final Prospectus. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                                 THREE MONTHS ENDED
                                                                  ----------------------------------------------
                                                                        MARCH 31,                 MARCH 31,
                                                                           1998                      1997
                                                                  -------------------      ---------------------
Revenues                                                                  100.0%                     100.0%

Cost and expenses:
  Cost of revenues                                                        139.0                      113.8
  Marketing and sales                                                      90.3                       97.7
  General and administrative                                               37.4                       54.9
  Product development                                                       9.1                       12.1
                                                                  ------------------       ---------------------
     Total cost and expenses                                              275.8                      278.5
                                                                  -------------------      ---------------------
     Operating loss                                                      (175.8)                    (178.5)

Net interest expense                                                       11.6                        3.4
                                                                  ------------------      ---------------------
     Net loss                                                            (187.4)%                   (181.9)%
                                                                  ===================      =====================


  REVENUES


     Revenues consist of monthly fees for server hosting, Internet connectivity, collaborative systems management and Internet technology services, equipment sales to customers and one-time fees for installation. The primary source of the Company's revenues is derived from services fees. Revenues (other than installation fees and equipment sales to customers) are generally billed and recognized ratably over the term of the contract, generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment sales are typically recognized when the equipment is delivered to the customer. The Company sells third-party equipment to its customers as an accommodation to facilitate their purchase of services.

     The Company's revenues increased 326% to $7.1 million for the quarter ended March 31, 1998 from $1.7 million in the same period of the prior year. This growth in revenues resulted primarily from increases in the number of customers, increases in revenues from existing customers, and the opening of new Internet Data Centers.

  COST OF REVENUES

     The Company's cost of revenues is comprised primarily of the Company's costs for its nationwide backbone network and local telco loops, salaries and benefits for the Company's customer service and operations personnel (including its network engineers, backbone engineers, network management and systems personnel and installers), depreciation, rent, repairs and utilities related to the Company's Internet Data Centers and costs of third-party equipment sold to customers.

     The Company's cost of revenues increased 420% to $9.9 million for the quarter ended March 31, 1998 from $1.9 million in the same period of the prior year. Cost of revenues as a percentage of revenues increased to 139% for the quarter ended March 31, 1998 from 114% in the same period of the prior year.

These increases in cost of revenues in absolute dollars and as a percentage of revenues were primarily the result of the Company's expansion and increased capacity of its nationwide backbone network and costs associated with the opening of additional Internet Data Centers in 1997, including the hiring of additional employees.

  MARKETING AND SALES

     The Company's marketing and sales expenses are comprised primarily of salaries and benefits for the Company's marketing and sales personnel, printing and advertising costs, consultants' fees and travel and entertainment expenses. The Company's marketing and sales expenses increased 294% to $6.4 million (including a one-time non-cash charge of $525,000 related to a warrant issued to At Home Corporation in connection with a distribution alliance) for the quarter ended March 31, 1998 from $1.6 million in the same period of the prior year. Marketing and sales expenses increased as a result of additonal marketing and sales personnel, increased travel and entertainment expenses, increased consulting and public relations expenses, increased collateral expenses and other marketing event expenses. Marketing and sales expenses as a percentage of revenues decreased to 90% for the quarter ended March 31, 1998 from 98% in the same period of the prior year. The Company expects that marketing and sales expenses will continue to increase in absolute dollars during 1998 but will continue to decline as a percentage of total revenues as recurring revenues from the existing customers, which tend to have lower marketing and sales expenses associated with them, become a more significant percentage of total revenues. However, the foregoing forward-looking statement is subject to risks and uncertainties such as risks associated with the Company's achievement of anticipated levels of revenues and expenses, and competition. See "Other Factors--Competition," "--Dependence on New Market" and "--Uncertainty of Acceptance of Services."

  GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses are comprised primarily of salaries and benefits for the Company's administrative and management information systems personnel and fees paid for professional services and recruiting. The Company's general and administrative expenses increased 190% to $2.7 million for the quarter ended March 31, 1998 from $916,000 in the same period of the prior year. General and administrative expenses increased primarily as a result of additional personnel and increased professional and consulting services. General and administrative expenses as a percentage of revenues decreased to 37% for the quarter ended March 31, 1998 from 55% in the same period of the prior year. The Company expects that general and administrative expenses will continue to increase in absolute dollars but will continue to decline as a percentage of total revenues as existing overhead is spread over more substantial operations. However, the foregoing forward-looking statement is subject to risks and uncertainties, such as risks associated with the Company's achievement of anticipated levels of revenues and expenses. See "Other Factors--Potential Fluctuations in Operating Results."

  PRODUCT DEVELOPMENT

     The Company's product development expenses are comprised primarily of salaries and benefits for the Company's product development personnel and fees paid to consultants, all of whom focus their efforts primarily on the integration of best-of-breed products and services developed by leading technology vendors with the Company's services. The Company's product development expenses increased 218% to $645,000 million for the quarter ended March 31, 1998 from $203,000 in the same period of the prior year. Product development expenses increased as a result of additional personnel and the increase in fees paid to consultants. Product development expenses as a percentage of revenues decreased to 9% for the quarter ended March 31, 1998 from 12% in the same period of the prior year. The Company expects that product development expenses will continue to increase in absolute dollars as the Company makes additional investments in developing its collaborative management services but will decline as a percentage of total revenues as existing costs are spread over a more substantial revenue base.

   NET INTEREST EXPENSE

     The Company's net interest expense increased significantly to $826,000 for the quarter ended March 31, 1998 from $56,000 in the same period of the prior year. The increase in net interest expense between the comparison periods was primarily the result of substantially increased borrowings as the Company entered into equipment loans and lease agreements to finance the construction of its Internet Data Centers and working capital lines of credit to finance working capital for its operations. The Company expects that net interest expense will continue to grow as the Company enters into additional equipment leases and loans and obtains additional borrowings.

  DEFERRED COMPENSATION EXPENSE

     The Company's deferred compensation expense increased to $378,000 for the quarter ended March 31, 1998 from $0 in the same period of the prior year. The Company has recorded deferred stock compensation in connection with the grant of certain stock options from March 1997 through December 1997, which is being amortized over the 50 month vesting period of such options. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28.

  EBITDA

     The Company's earnings (loss) before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") increased to a loss of $9.6 million for the quarter ended March 31, 1998 from a loss of $2.6 million for the quarter ended March 31, 1997. The increase between the comparison periods was primarily due to increased expenditures needed to support the Company's growth in operations, including network costs, salaries and benefits for additional employees, rent, repairs, utilities and other costs related to the increase in the number of Company's Internet Data Centers as well as increased marketing and sales expenses, consulting fees and professional services. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, the Company's management believes that EBITDA is an additional meaningful measure of performance and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of preferred stock, its initial public offering in March 1998 and through various types of equipment loans and lease lines and working capital lines of credit. At March 31, 1998, the principal source of liquidity for the Company was $74.2 million of cash and cash equivalents. As of that date, the Company also had equipment loans and lease lines and working capital lines of credit under which it could borrow up to an additional aggregate of $6.1 million for purchases of equipment and for working capital. In addition, in May 1998, the Company's working capital line was increased by an additional $2 million.
As of March 31, 1998, the Company's total bank borrowings, debt and capital lease obligations were $30.6 million.

     Since the Company began to offer server hosting services in 1995, the Company has had significant negative cash flows from operating activities. Net cash used for operating activities for the three months ended March 31, 1998 was $7.8 million, primarily due to net losses, offset in part by increases in accounts payable and accrued expenses and depreciation and amortization.

     Net cash used for investing activities in the three months ended March 31, 1998 was $7.1 million. Net cash used for investing activities was due to capital expenditures for the continued construction of Internet Data Centers, leasehold improvements, furniture and fixtures, and computers and other equipment. Cash provided by financing activities for the three months ended March 31, 1998 was $78.8 million, primarily due to the proceeds from the Company's initial public offering.

     As of March 31, 1998, the Company had commitments under capital leases and under noncancellable operating leases of $6.3 million and $32.8 million, respectively, through 2010. The Company intends to make significant capital expenditures, primarily for property equipment, in particular equipment needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. The Company expects to finance such capital expenditures primarily through existing and future equipment loans and lease lines and possibly other borrowings. The Company will need to obtain additional financing during 1998 to fund all of its expected capital expenditures for the year. The Company expects to meet its working capital and capital expenditure requirements over the next 12 months with existing cash and cash equivalents and short-term investments, cash from sales of services and proceeds from existing and future equipment loans and lease lines and working capital lines of credit and possibly other borrowings. Currently, the Company is negotiating to enter into additional credit facilities and believes that it will obtain such facilities on terms that are comparable to its existing facilities. The Company may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that the Company will be successful in generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to it. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the Company's Common Stock. See "Other Factors-- Risks Associated with Planned Business Expansion."

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     As referenced in the first paragraph of this Item 2, this section consists primarily of forward-looking statements and accompanying risks.

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES. While the Company began operations in 1992, it did not offer server hosting services until 1995 and did not open its first dedicated Internet Data Center until August 1996, at which time it refocused its business strategy on providing Internet system and network management solutions for enterprises' mission-critical Internet operations. As a result, the Company's business model is still in an emerging state. Since it began to offer server hosting services in 1995, the Company has experienced operating losses and negative cash flows from operations in each quarterly and annual period. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. Currently, the Company anticipates making significant investments in new Internet Data Centers and product development and sales and marketing programs and personnel and therefore believes that it will continue to experience net losses on a quarterly and annual basis for the foreseeable future. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. To address these risks, among other things, the Company must market its brand name effectively, provide scalable, reliable and cost-effective services, continue to grow its infrastructure to accommodate new Internet Data Centers and increased bandwidth use of its network, expand its channels of distribution, retain and motivate qualified personnel and continue to respond to competitive developments. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate necessarily is indicative of future operating results, and there can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced significant fluctuations in its results of operations on a quarterly and an annual basis. The Company expects to continue to experience significant fluctuations in its future quarterly and annual results of operations due to a variety of factors, many of which are outside the Company's control, including: demand for and market acceptance of the Company's services and enhancements; introductions of services or enhancements by the Company and its competitors; capacity utilization of its Internet Data Centers; reliable continuity of service and network availability; the ability to increase bandwidth as necessary; the timing of customer installations; provisions for customer discounts and credits; the mix of services sold by the Company; customer retention; the timing and success of marketing efforts and service introductions by the Company; the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations; the timely expansion of existing Internet Data Centers and completion of new Internet Data Centers; the introduction by third parties of new Internet and networking technologies; increased competition in the Company's markets; changes in the pricing policies of the Company and its competitors; fluctuations in bandwidth used by customers; the retention of key personnel; economic conditions specific to the Internet industry; and other general economic factors. In addition, a relatively large portion of the Company's expenses are fixed in the short-term, particularly with respect to telecommunications, depreciation, real estate and interest expenses and personnel, and therefore the Company's operating results are particularly sensitive to fluctuations in revenues. Also, if the Company's agreement with Computer Associates International, Inc. ("Computer Associates") were to terminate and the Company continued to require Computer Associates' software, the license fees paid by the Company could increase fixed costs significantly. Furthermore, if the Company were to become unable to continue leveraging third party products in the Company's services offerings, the Company's product development costs could increase significantly. Although the Company has not encountered significant difficulties in collecting upon accounts receivable in the past, many of the Company's customers are in an emerging stage, and there can be no assurance that the Company will be able to collect receivables on a timely basis. For these and other reasons, in some future quarters, the Company's results of operations may fall below the expectations of securities analysts or investors, which could have a material adverse effect on the market price of the Company's Common Stock.

     RISKS ASSOCIATED WITH PLANNED BUSINESS EXPANSION. A key element of the Company's business strategy is the expansion of the Company's network through the opening of additional Internet Data Centers in geographically diverse locations. The Company currently has six Internet Data Centers located in five metropolitan areas: San Francisco(2), New York, Los Angeles, Seattle and Washington, D.C. and a site in London. The Company intends to expand domestically and internationally, including the expected addition of an additional Internet Data Center in the San Francisco metropolitan area in the second quarter of 1998 and an Internet Data Center in the Boston metropolitan area in the second half of 1998. The Company's continued expansion and development of its network will depend on, among other things, the Company's ability to assess markets, identify Internet Data Center sites, install facilities and establish local peering interconnections with ISPs, all in a timely manner, at reasonable costs and on terms and conditions acceptable to the Company. The Company's ability to manage this expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to establish additional Internet Data Centers or manage effectively its expansion would have a material adverse effect upon the Company's business, results of operations and financial condition.

     The establishment of each additional Internet Data Center will require the Company to expend substantial resources for leases of real estate, significant improvements of such facilities, purchase of equipment, implementation of multiple telecommunications connections and hiring of network, administrative,
customer support and sales and marketing personnel.   The failure to generate
sufficient cash flows from sales of services or to raise sufficient funds may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "--Liquidity and Capital Resources."

     The Company typically requires at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, the Company expects individual Internet Data Centers will generally experience losses for in excess of one year from the time they are opened. The Company experiences further losses from sales personnel hired to test market the Company's services in markets where there is no, and may never be an, Internet Data Center. As a result, the Company expects to make investments in expanding the Company's business rapidly into new geographic regions which, while potentially increasing the Company's revenues in the long term, will lead to significant losses for the foreseeable future. There can be no assurance that the Company will be able to anticipate accurately the customer demand for such additional Internet Data Centers or that the Company will be able to attract a sufficient number of customers to such facilities. The Company's inability to attract customers to new Internet Data Centers in a timely manner, or at all, would have a material adverse effect on the Company's business, results of operations and financial condition.

     SUBSTANTIAL LEVERAGE AND DEBT SERVICE. The Company is substantially leveraged. On March 31, 1998, the Company's total bank borrowings, debt and capital lease obligations were approximately $30.6 million and its borrowing availability under existing equipment loans and working capital lines of credit was approximately $6.1 million, subject to the borrowing conditions contained therein. The Company also expects to obtain additional equipment loans and lease lines and working capital lines of credit, and possibly other borrowings, during the next 12 months. The degree to which the Company is leveraged could have important consequences to the Company's future operations, including but not limited to: (i) increasing the Company's vulnerability to general adverse economic and industry conditions; (ii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements; (iv) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (v) placing the Company at a competitive disadvantage vis-a-vis less leveraged or better capitalized competitors. Certain of the Company's indebtedness is secured by the Company's assets. A default under such indebtedness could result in the foreclosure on such collateral, which would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's ability to fund planned capital expenditures and service its existing and future indebtedness will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. If the Company is unable to generate sufficient cash flow from operations, or additional equipment loans or equipment and working capital lines of credit, in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain other sources of financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained, particularly in view of the Company's high level of indebtedness and the fact that substantially all of the Company's assets have been pledged to secure obligations under certain existing indebtedness.

     COMPETITION. The market served by the Company is highly competitive. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include Internet system engineering expertise, customer service, network capability, reliability, quality of service and scalability, broad geographic presence, brand name, technical expertise and functionality, the variety of services offered, the ability to maintain and expand distribution channels, customer support, price, the timing of introductions of new services, network security, financial resources and conformity with industry standards.

     The Company's current and potential competitors in the market include: (i) providers of server hosting services; (ii) national and regional Internet service providers ("ISPs"); (iii) global, regional and local telecommunications companies and Regional Bell Operating Companies ("RBOCs"); and (iv) large IT outsourcing firms. Many of the Company's competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than can the Company.

     Certain of the Company's competitors may be able to provide customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to the Company's. There can be no assurance that the Company will be able to offset the effects of any such price reductions. In addition, the Company believes that the businesses in which the Company competes are likely to encounter consolidation in the near future, which could result in increased price and other competition that could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON NEW MARKET; UNCERTAINTY OF ACCEPTANCE OF SERVICES. The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of market entrants. There is significant uncertainty regarding whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. The Company's future growth, if any, will be dependent on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and the Company's ability to market its services in a cost-effective manner to a sufficiently large number of customers. In addition, in order to be successful in this emerging market, the Company must be able to differentiate itself from its competition through its service offerings, such as its recently introduced collaborative systems management and Internet technology services. There can be no assurance that the Company will be successful in differentiating itself or achieving market acceptance of its services, or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If the Company incurs increased costs or is unable, for technical or other reasons, to develop and introduce new services or enhancements of existing services in a timely manner, or if new products or services do not achieve market acceptance in a timely manner or at all, the Company's business, results of operations and financial condition could be materially adversely affected.

     RISK OF SYSTEM FAILURE. The Company's operations are dependent upon its ability to protect its network infrastructure and customers' equipment against damage from human error, fire, earthquakes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Despite precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems at one or more of the Company's Internet Data Centers could result in interruptions in the services provided by the Company or significant damage to customer equipment.
In addition, failure of any of the Company's telecommunications providers, such as WorldCom, to provide the data communications capacity required by the Company, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in the Company's services. Any damage to or failure of the systems of the Company or its service providers could result in reductions in, or terminations of, services supplied to the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially adversely affected. Should the Company incur significant obligations in connection with system downtime, there can be no assurance that the Company's liability insurance would be adequate to cover such expenses.

     UNPROVEN NETWORK SCALABILITY. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transport increase and to meet changing customer requirements. The expansion and adaptation of the Company's telecommunications infrastructure will require substantial financial, operational and management resources as the Company negotiates telecommunications capacity with its existing and other network infrastructure suppliers. If the Company is required to expand significantly and rapidly its network due to increased usage, additional stress will be placed upon the Company's network hardware and traffic management systems. Due to the limited deployment of the Company's services to date, the ability of the Company's network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown, and the Company faces risks related to the network's ability to be scaled up to its expected customer levels while maintaining superior performance. As customers' usage of bandwidth increases, the Company will need to make additional investments in its infrastructure to maintain adequate downstream data transmission speeds, the availability of which may be limited or the cost of which may be significant. There can be no assurance that additional network capacity will be available from third-party suppliers as it is needed by the Company. As a result, there can be no assurance that the Company's network will be able to achieve or maintain a sufficiently high capacity of data transmission, especially if the usage of the Company's customers increases. The Company's failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for its services and have a material adverse effect on its business, results of operations and financial condition. In addition, as the Company upgrades its telecommunications infrastructure to increase bandwidth available to its customers, it is likely to encounter a certain level of equipment or software incompatibility which may cause delays in implementation. There can be no assurance that the Company will be able to expand or adapt its telecommunications infrastructure to meet additional demand or its customers' changing requirements, including its planned upgrade to an OC-3c backbone within the first half of 1998, on a timely basis and at a commercially reasonable cost, or at all.

     DEPENDENCE UPON NETWORK INFRASTRUCTURE. The Company's success will depend upon the capacity, scalability, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. In particular, the Company is dependent on WorldCom and certain other telecommunications providers for its backbone capacity (including the Company's dedicated clear channel network and transit access to ISPs) and is therefore dependent on such companies to maintain the operational integrity of its backbone. In addition, the Company relies on a number of public and private peering interconnections to deliver its services. If the carriers that operate the Internet exchange points ("IXPs") were to discontinue their support of the peering points and no alternative providers were to emerge, or such alternative providers were to increase the cost of utilizing the IXPs, the distribution of content through the IXPs, including content distributed by the Company, would be significantly constrained. Furthermore, as traffic through the IXPs increases, if commensurate increases in bandwidth are not added, the Company's ability to distribute content rapidly and reliably through these networks will be adversely affected. Many of the operators of the private peering interconnections are competitors of the Company. Currently, the Company does not pay a fee for its public and private peering interconnections. The Company and the operators of these public and private peering interconnections have mutually agreed not to charge each other a fee for the exchange of traffic between their respective networks, which is a standard industry practice. If these organizations were to refuse to continue to peer directly with the Company, the Company might be required to purchase transit access services from these organizations in order to allow the Company's customers to reach the customers of these organizations. In those cases where the Company currently purchases transit access from other organizations, if these organizations were to increase the pricing associated with their transit access, the Company might be required to identify alternative methods through which it can distribute its customers' content. If the Company were unable to access on a cost-effective basis alternative networks to distribute its customers' content or pass through any additional costs of utilizing these networks to its customers, the Company's business, results of operations and financial condition could be materially adversely affected.

     DEPENDENCE ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT. The increased use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has only recently begun to develop, and the Company's success will depend in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for the Company's services. If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, the Company's business, results of operations and financial condition could be materially adversely affected. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of the Company's services.

     RAPID TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS. The Company's future success will depend, in part, on its ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of its current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for the Company's services is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. There can be no assurance that future advances in technology will be beneficial to, or compatible with, the Company's business or that the Company will be able to incorporate such advances on a cost-effective and timely basis into its business. Moreover, technological advances may have the effect of encouraging certain of the Company's current or future customers to rely on in-house personnel and equipment to furnish the services currently provided by the Company. In addition, keeping pace with technological advances in the Company's industry may require substantial expenditures and lead time.

     The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products, services and architectures offered by various vendors. Although the Company often works with various vendors in testing newly developed products, there can be no assurance that such products will be compatible with the Company's infrastructure or that such products will adequately address changing customer needs. Although the Company currently intends to support emerging standards, there can be no assurance that industry standards will be established or, that if they become established, the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. In addition, there can be no assurance that products, services or technologies developed by others will not render the Company's services uncompetitive or obsolete.

     SYSTEM SECURITY RISKS. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Certain of the Company's services rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Despite the Company's design and implementation of a variety of network security measures, there can be no assurance that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. The Company's Internet Data Centers have in the past experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers, stored in the computer systems of the Company and its customers, which could result in liability to the Company and the loss of existing customers or the deterrence of potential customers. Although the Company intends to continue to implement industry-standard security measures, such measures have been circumvented in the past, and there can be no assurance that any such measures implemented by the Company will not be circumvented in the future. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON THIRD-PARTY SUPPLIERS. The Company is dependent on other companies to supply certain key components of its telecommunications infrastructure and system and network management solutions, including telecommunications services and networking equipment that, in the quantities and quality demanded by the Company, are available only from sole or limited sources. See "--Dependence Upon Network Infrastructure." The routers, switches and modems used in the Company's telecommunications infrastructure are currently supplied primarily by Cisco Systems Inc. ("Cisco"). The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components and has no guaranteed supply arrangements with these vendors. Any failure to obtain required products or services on a timely basis and at an acceptable cost would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any failure of the Company's sole or limited source suppliers to provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components used by the Company in its communications infrastructure could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company expects to be dependent for a time on third parties to deliver its services from and manage the operations of its international Internet Data Centers, as well as its site in London.

     The Company has also licensed certain software from Computer Associates which allows the Company to monitor its customers' Internet operations and assist in resolving performance issues that arise from time to time. Under the agreement with Computer Associates, if the Company desires to offer a service that has a substantially similar functionality to that provided by Computer Associates' Unicenter(R) TNG(TM) family of software, or its ARCserve or InocuLAN products (the "CA Products"), the Company must generally utilize the CA Products, as long as they meet the Company's requirements. In addition, the Company is a beta test site for new versions of the CA Products and must, upon commercial deployment, replace existing software with new CA Products if they are substantially similar in functionality. During the term of the agreement, the Company is obligated to pay Computer Associates a royalty equal to one percent of the Company's gross revenues. Either party may terminate this agreement upon 60 days' prior written notice with no penalties. Should Computer Associates or the Company decide to terminate this agreement, the Company has the right to continue licensing software from Computer Associates at a forty percent discount from Computer Associates' prevailing standard prices for five years and the Company will no longer be obligated to pay a royalty to Computer Associates.

     MANAGEMENT OF GROWTH. The Company is currently experiencing a period of rapid growth with respect to the building of its Internet Data Centers, expansion of its customer base and increase in the number of Company employees. This growth has placed, and if it continues, will place, a significant strain on the Company's financial, management, operational and other resources. In addition, the Company may be required to manage multiple relationships with a growing number of third parties as it seeks to complement its service offerings. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. The Company has recently hired many key employees and officers, including its President, and as a result, the Company's entire management team has worked together for only a brief time. The Company also has plans to hire additional executive management personnel in the near future. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. The Company is not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the services of the Company or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's services are available over the Internet in multiple states and foreign countries, and as the Company facilitates sales by its customers to end users located in such states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS ASSOCIATED WITH INFORMATION DISSEMINATED THROUGH THE COMPANY'S NETWORK. The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against online services companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. Also, certain businesses, organizations and individuals have in the past sent unsolicited commercial e-mails from servers hosted at the Company's facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. In addition, certain ISPs and other online services companies could deny network access to companies that allow undesired content or spamming to be transmitted through their networks. The Company has in the past received, and may in the future receive, letters from recipients of information transmitted by the Company's customers objecting to such transmission. Although the Company prohibits its customers by contract from spamming, there can be no assurance that its customers will not engage in this practice, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A component of the Company's long-term strategy is to expand into international markets, and the Company recently opened a site in the London metropolitan area. If revenue generated by any current or future international Internet Data Center is not adequate to offset the expense of establishing and maintaining any such international operation, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to market, sell and deliver successfully its services outside the United States. The Company generally intends to outsource the initial operation of its international Internet Data Centers and sites. As a result, the Company will be dependent for a time on third parties to deliver its services from and manage the operations of such international Internet Data Centers and sites. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business internationally, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing foreign operations, differing technology standards, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the Company's international operations. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends in significant part upon the continued services of its key technical, sales and senior management personnel, including the Company's Chief Executive Officer and Chairman of the Board of Directors, K.B. Chandrasekhar. The Company's future success will also depend on its ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain key personnel. The loss of the services of one or more of the Company's key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS ASSOCIATED WITH LEGAL PROCEEDINGS. On July 30, 1997, Michael Blackman ("Blackman"), a consultant to the Company from October 1996 through January 1997, filed a complaint against the Company in the Superior Court for the State of California in and for the County of Santa Clara alleging damages in an unspecified amount suffered as a result of the Company's failure to grant Blackman stock options for the Company's Common Stock as additional compensation for consulting work he performed for the Company pursuant to an alleged oral contract between Blackman and another consultant to the Company. The Company believes that the suit is without merit and intends to contest the suit vigorously. However, litigation is subject to inherent uncertainties, and, therefore, there can be no assurance that this lawsuit will be resolved in the Company's favor.

     From time to time the Company has been, and expects to continue to be, subject to other legal proceedings and claims in the ordinary course of its business, including, among others, contractual disputes with vendors and customers, claims by employees, and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     PROTECTION AND ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its products and services, but there can be no assurance that the measures taken by the Company will be sufficient to prevent misappropriation of its technology. The Company has no patented technology that would preclude or inhibit competitors from entering the Company's market. The laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States. The Company also relies on certain technologies that it licenses from third parties, such as Computer Associates. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company's business, results of operations and financial condition.

     To date, the Company has not been notified that the Company's products or services infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of products and services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product installation delays or require the Company to enter into royalty or licensing agreements.

     YEAR 2000 RISKS. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has established procedures for evaluating and managing the risks and costs associated with this problem and believes that its computer systems are currently Year 2000 compliant. However, many of the Company's customers maintain their Internet operations on UNIX-based servers, which may be impacted by Year 2000 complications. The failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on the Company's customers, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition.

     VOLATILITY OF STOCK PRICE. The market price of the shares of Common Stock is highly volatile and is subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's results of operations, announcements of technological innovations or new Internet Data Centers, new products or services introduced by the Company or its competitors, changes in financial estimates by securities analysts, conditions and trends in the Internet, general market conditions and other factors. Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect price to earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price to earnings ratios will be sustained. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the Common Stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 1998, the Company's predecessor, Exodus Communications, Inc., a California corporation ("Exodus California"), made the following offers and sales of its securities, and the Company made offers and sales of its securities, all in reliance on the exemptions from registration pursuant to the exemption indicated (all information reflects the merger of Exodus California into Exodus Delaware, the reverse one-for-three stock split in connection therewith and the one-for-three conversion rate of Preferred Stock into Common Stock):

Purchaser                 Security                               Date of Sale        Consideration              Exemption
---------                 --------                               ------------        -------------              ---------
John R. Dougery and       7,932 shares of Preferred              1/7/98              $27,424                    Section 4(2)
 affiliates               Stock (which converted into Common
                          Stock upon the closing of the
                          Company's IPO)

Meier Mitchell & Co.      Warrant to purchase 6,667 shares of    1/27/98             In connection with         Section 4(2)
                          Series D Preferred Stock (which                            FINOVA Equipment Lease
                          converted into Common Stock upon
                          the closing of the Company's IPO);
                          exercise price $7.65 per share

Max Hopper/1/             33,333 shares of Series D Preferred    2/3/98              $285,000                   Section 4(2)/
                          Stock (which converted into Common                                                    Rule 701
                          Stock upon the closing of the
                          Company's IPO)

Dan Lynch/1/              5,848 shares of Series D Preferred     2/5/98              $ 50,000                   Section 4(2)/
                          Stock (which converted into Common                                                    Rule 701
                          Stock upon the closing of the
                          Company's IPO)

Ellen Hancock/1/          50,000 shares of Common Stock                3/10/98       $450,000                   Section 4(2)/
                                                                                                                Rule 701

At Home Corporation       Warrant to purchase 60,000 shares            3/18/98       In connection with         Section 4(2)
                          of Common Stock; exercise price is                         Distribution Alliance
                          $15.00 per share

Holders of warrants       567,831 shares of Preferred Stock (which     3/24/98       Cash ($1,855,664) and      Section 4(2)
issued in connection      converted into Common Stock upon the                       shares valued at
with venture capital      closing of the Company's IPO) and                          $449,352
financings and similar    16,666 shares of Common Stock
transactions

Holders of warrants       1,806 shares of Common Stock                 3/24/98       Shares valued at $5,346    Section 4(2)
issued in connection
with equipment leasing
transactions

Employee-optionees        15,706 shares of Common Stock                1/5/98-       $4,369                     Section 4(2)/
                                                                       3/19/98                                  Rule 701


_______________

1 Messrs. Hopper and Lynch are directors of the Company and Ms. Hancock is a director and an officer of the Company.

     The Registration Statement on Form S-1 (File No. 333-44469) of which the Final Prospectus was a part was declared effective by the SEC on March 18, 1998. A total of 5,175,000 shares of the Company's Common Stock was registered with the SEC with an aggregate registered offering price of $77,625,000, which consisted of 5,125,000 shares registered on behalf of the Company (with an aggregate registered offering price of $76,875,000) and 50,000 shares registered on behalf of certain stockholders of the Company (with an aggregate registered offering price of $750,000). The offering commenced on March 18, 1998 and all 5,075,000 and 50,000 shares of Common Stock being offered by the Company and certain stockholders of the Company, respectively, were sold for the aggregate registered offering price through a syndicate of underwriters managed by Goldman, Sachs & Co., BT Alex. Brown, and NationsBanc Montgomery Securities.

     The Company and the selling stockholders paid to the underwriters underwriting discounts and commissions totaling $5,381,250 and $52,500, respectively, in connection with the offering. In addition the Company reasonably estimates that it incurred additional expenses of approximately $1,750,000 in connection with the offering, which when added to underwriting discounts and commissions paid by the Company amounts to total estimated expenses of $7,131,250. Thus the net offering proceeds to the Company and the selling stockholders (after deducting underwriting discounts and commissions and offering expenses) were approximately $69,743,750 and $697,500, respectively. Except with respect to an aggregate underwriting discount of $118,650 paid to First Analysis Securities Corporation, an affiliate of First Analysis Corporation, a greater than ten percent (10%) stockholder of the Company, and a $10,000 independent underwriting fee paid by the Company to Goldman, Sachs & Co. in connection with the participation of First Analysis Securities Corporation in the offering, no other offering expenses were made directly or indirectly to any directors or officers of the Company (or their associates), or persons owning ten percent (10%) or more of any class of equity securities of the Company or to any other affiliates of the Company.

     All net proceeds received by the Company from the Company's initial public offering were invested in short term, interest-bearing treasury securities through March 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In February 1998, Exodus Communications, Inc. ("Exodus California"), the California predecessor of the Company, solicited the written consents of its shareholders to approve the following matters; (i) changing the state of incorporation of Exodus California from California to Delaware by means of a merger of Exodus California in to the Company, including the approval of a related one-for-three reverse split of Exodus California's outstanding Common Stock, the Agreement and Plan of Merger, the Certificate of Incorporation, Certificate of Designation and Bylaws of the Company; (ii) the amendment and restatement of the Company's Certificate of Incorporation, to be effected following the Company's initial public offering of Common Stock and the automatic conversion of the Company's outstanding shares of Preferred Stock into Common Stock, in order to eliminate all references to the various designated series of Preferred Stock following such conversion and to reduce the number of shares of Preferred Stock authorized for issuance to 5,000,000; (iii) the adoption of the Company's 1998 Directors Stock Option Plan and the reservation of 200,000 shares of Common Stock (post-split) for issuance thereunder; (iv) the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 600,000 shares of Common Stock (post-split) for issuance thereunder; (v) the adoption of the Company's 1998 Equity Incentive Plan and the reservation of 1,500,000 shares of Common Stock (post-split) for issuance thereunder; and (vi) the form of Indemnity Agreement for use between the Company and each of its officers and directors.

     Exodus California received the following written consents for the above-referenced actions:

                                For*              Against*    Abstentions*
                                ----              --------    ------------
     Item (i)            39,844,288 (98.76%)         0               0

     Item (ii)           39,821,788 (98.71%)         0          22,500

     Item (iii)          39,652,922 (98.29%)    93,866          97,500

     Item (iv)           39,841,488 (98.76%)         0           2,800

     Item (v)            39,748,222 (98.53%)    27,200          68,866

     Item (vi)           39,841,488 (98.76%)         0           2,800

* Common and Preferred (on an as-if-converted basis), before the reverse stock split.

     In January 1998, the Company solicited the written consent of its then sole stockholder, Exodus California, to approve the one-for-three reverse split of the Company's outstanding Common Stock and the matters set forth above. The Company received Exodus California's written consents approving each of such matters as to all of the 1,000 shares of the Company's then outstanding stock.

ITEM 5.  OTHER INFORMATION

     On April 21, 1998, Ellen Hancock was appointed to the Board of Directors of the Company by the unanimous vote of the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

    3.07 Registrant's Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 24, 1998.

    10.27* Facility Lease between 600 Winter Street, L.L.C. and Registrant, dated as of December 23, 1997.

    10.28 Amendment to Loan and Security Agreement between Silicon Valley Bank and Registrant dated June 14, 1996.

    27.01       Financial Data Schedule

B.  Reports on Form 8-K

    None


* Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXODUS COMMUNICATIONS, INC.



            May 14, 1998                         /s/ K.B. Chandrasekhar
-----------------------------------     ----------------------------------------
               Date                                 K.B. Chandrasekhar
                                                 Chief Executive Officer and
                                              Chairman of the Board of Directors




            May 14, 1998                         /s/ Richard S. Stoltz
------------------------------------    ----------------------------------------
               Date                                  Richard S. Stoltz
                                                 Chief Financial Officer and
                                                   Chief Operating Officer
                                            (Duly Authorized Officer and Chief
                                                   Accounting Officer)

                                 EXHIBIT INDEX



   Exhibit No.  Description of Exhibit
   -----------  ----------------------

    3.07 Registrant's Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 24, 1998.

    10.27* Facility Lease between 600 Winter Street, L.L.C. and Registrant, dated as of December 23, 1997.

    10.28 Amendment to Loan and Security Agreement between Silicon Valley Bank and Registrant dated June 14, 1996.

    27.01       Financial Data Schedule


* Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request.