Form 10-Q/A
period 1998-03-31
EXODUS COMMUNICATIONS INC
filed 1998-06-11
CIK 1013740

================================================================================


                                UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the quarterly period ended           March 31, 1998
                                ------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes              No   X
   ----             -----

The number of shares outstanding of the issuer's common stock, par value $0.001, as of May 7, 1998 was 19,285,822 shares.

================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART II.   OTHER INFORMATION
           -----------------

           Item 6.  Exhibits and Reports on Form 8-K                       3

           Signatures                                                      4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

   (1) 3.07 Registrant's Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 24, 1998.

   (1) 10.27*   Facility Lease between 600 Winter Street, L.L.C. and Registrant, dated as of December 23, 1997.

   (1) 10.28    Amendment to Loan and Security Agreement between Silicon Valley
                Bank and Registrant dated June 14, 1996.

       10.29 First Amendment to Loan and Security Agreement, dated as of February 20, 1998, by and between the Registrant and MMC/GATX Partnership No. 1 and Transamerica Business Credit Corporation.

   (1) 27.01    Financial Data Schedule

B.  Reports on Form 8-K

    None


 * Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request.

(1) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               EXODUS COMMUNICATIONS, INC.


          June 11, 1998                         /s/  Richard S. Stoltz
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

   (1) 3.07 Registrant's Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on March 24, 1998.

   (1) 10.27*   Facility Lease between 600 Winter Street, L.L.C. and Registrant, dated as of December 23, 1997.

   (1) 10.28    Amendment to Loan and Security Agreement between Silicon Valley
                Bank and Registrant dated June 14, 1996.

       10.29 First Amendment to Loan and Security Agreement, dated as of February 20, 1998, by and between the Registrant and MMC/GATX Partnership No. 1 and Transamerica Business Credit Corporation.

   (1) 27.01    Financial Data Schedule


 * Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request.

(1) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.