Form 10-Q
period 1998-06-30
EXODUS COMMUNICATIONS INC
filed 1998-08-14
CIK 1013740

================================================================================

                                 UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number     0-23795
                           -------


                          EXODUS COMMUNICATIONS, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Delaware                                  77-0403076
   -------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


               2650 San Tomas Expressway, Santa Clara, CA  95051
               -------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (408) 346-2200
              ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [_]

The number of shares outstanding of the issuer's common stock, par value $0.001, as of August 7, 1998 was 19,544,057 shares.

================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION                                        PAGE NO.
          ---------------------                                        --------

          Item 1.  Financial Statements

                   Condensed Balance Sheets June 30, 1998 and
                     December 31, 1997                                        3

                   Condensed Statements of Operations - Three and
                     Six Month Periods ended June 30, 1998 and 1997           4

                   Condensed Statements of Cash Flows Six Month
                     Period ended June 30, 1998 and 1997                      5

                   Notes to Condensed Financial Statements                    6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      8

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                             26


PART II.  OTHER INFORMATION
          -----------------

          Item 1.  Legal Proceedings                                         26

          Item 2.  Changes in Securities and Use of Proceeds                 26

          Item 3.  Defaults Upon Senior Securities                           27

          Item 4.  Submission of Matters to a Vote of Security Holders       27

          Item 5.  Other Information                                         27

          Item 6.  Exhibits and Reports on Form 8-K                          28

          Signatures                                                         29

I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         EXODUS COMMUNICATIONS, INC.
                          CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                           1998                 1997
                                                                                       ------------         -----------
 ASSETS
 Current assets:
    Cash and cash equivalents....................................................      $     60,720          $     10,270
    Accounts receivable..........................................................             4,384                 1,837
    Prepaid expenses and other current assets....................................             2,082                 1,377
                                                                                       ------------          ------------
      Total current assets.......................................................            67,186                13,484
 Property and equipment, net.....................................................            43,105                25,170
 Restricted cash equivalents.....................................................             1,938                 1,753
 Other assets....................................................................               811                   566
                                                                                       ------------          ------------
                                                                                       $    113,040          $     40,973
                                                                                       ============          ============
 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
     STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
    Bank borrowings..............................................................      $          -          $      3,000
    Current portion of debt......................................................             7,301                 3,777
    Current portion of capital lease obligations.................................             3,294                 1,143
    Accounts payable.............................................................            11,144                 6,252
    Accrued expenses.............................................................             5,835                 2,808
    Deferred revenue.............................................................                41                   211
                                                                                       ------------          ------------
      Total current liabilities..................................................            27,615                17,191
 Debt, less current portion......................................................            21,453                12,693
 Capital lease obligations, less current portion.................................             8,461                 2,442
                                                                                       ------------          ------------
      Total liabilities..........................................................            57,529                32,326
                                                                                       ------------          ------------

 Redeemable convertible preferred stock and warrants.............................                 -                39,247
                                                                                       ------------          ------------
 Stockholders' equity (deficit):

    Common stock, $0.001 par value:  50,000,000 and 53,281,579 authorized as of June 30, 1998 and December 31, 1997,  respectively;  19,477,098 and
      2,067,253 shares issued and outstanding as of June 30, 1998 and as of
      December 31, 1997, respectively............................................                19                     2
    Additional paid-in capital...................................................           115,160                 2,508
    Notes receivable from stockholders...........................................               (53)                 (140)
    Deferred stock compensation..................................................            (1,641)               (2,393)
    Accumulated deficit..........................................................           (57,974)              (30,577)
                                                                                       ------------          ------------
        Total stockholders' equity (deficit).....................................            55,511               (30,600)
                                                                                       ------------          ------------
                                                                                       $    113,040          $     40,973
                                                                                       ============          ============


See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                       CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                                                  1998          1997         1998         1997
                                                             ------------------------------------------------------
Revenues                                                        $  10,071   $    2,393    $  17,176    $    4,062
                                                                ---------     --------    ---------      --------
Costs and expenses:
    Cost of revenues                                               12,983        2,999       22,864         4,898
    Marketing and sales                                             7,163        2,746       13,580         4,376
    General and administrative                                      3,000        1,163        5,657         2,079
    Product development                                               719          385        1,364           588
                                                                ---------     --------    ---------      --------
Total cost and expenses                                            23,865        7,293       43,465        11,941
                                                                ---------     --------    ---------      --------

Operating loss                                                    (13,794)      (4,900)     (26,289)       (7,879)

Net interest expense                                                  282           81        1,108           137
                                                                ---------     --------    ---------      --------
    Net loss                                                      (14,076)      (4,981)     (27,397)       (8,016)

Cumulative dividends and accretion on
    redeemable convertible preferred stock                              -            -       (2,014)            -
                                                                ---------     --------    ---------      --------
Net loss attributable to common stockholders                     ($14,076)     ($4,981)    ($29,411)      ($8,016)
                                                                =========     ========    =========      ========

Basic and diluted net loss per share                               ($0.73)      ($2.59)      ($2.57)       ($4.16)
                                                                =========     ========    =========      ========

Shares used in computing basic and diluted net
    loss per share                                                 19,412        1,921       11,460         1,927
                                                                =========     ========    =========      ========

See accompanying notes to condensed financial statements.

                         EXODUS COMMUNICATIONS, INC.
                      CONDENSED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      JUNE 30,           JUNE 30,
                                                                                       1998               1997
                                                                                     ---------           --------
Cash flows from operating activities:
  Net loss                                                                           $ (27,397)          $ (8,016)
  Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                      4,689                962
      Loss on disposal of property and equipment                                           248                  -
      Non-cash warrant expense                                                             786                  -
      Amortization of deferred stock compensation                                          752                  -
      Amortization of debt issuance costs                                                  198                  -
      Changes in operating assets and liabilities:
          Accounts receivable                                                           (2,547)              (419)
          Prepaid expenses and other assets                                             (1,148)              (394)
          Accounts payable                                                               4,892              2,478
          Accrued expenses                                                               3,027                (55)
          Deferred revenue                                                                (170)               (49)
                                                                                     ---------           --------
              Net cash used for operating activities                                   (16,670)            (5,493)
                                                                                     ---------           --------

Cash flows from investing activities:
  Purchases of property and equipment                                                  (17,842)            (5,765)
                                                                                     ---------           --------
             Net cash used for investing activities                                    (17,842)            (5,765)
                                                                                     ---------           --------

Cash flows from financing activities:
  Proceeds from issuance of redeemable convertible preferred stock and warrants          2,176             17,449
  Proceeds from issuance of common stock                                                70,460                 28
  Proceeds from issuance of bridge financing convertible notes                               -              3,975
  Notes receivable to stockholders, net                                                      -                (24)
  Repayment of notes receivable from stockholders                                           87                 17
  Repayment of bank borrowings                                                          (3,000)                 -
  Proceeds from sale-leaseback transactions                                              4,035                932
  Payment on capital lease obligations                                                    (895)              (570)
  Proceeds from debt                                                                    14,448              3,383
  Repayment of debt                                                                     (2,164)            (1,306)
  Restricted cash                                                                         (185)                 -
                                                                                     ---------           --------
                  Net cash provided by financing activities                             84,962             23,884
                                                                                     ---------           --------

Net increase in cash and cash equivalents                                               50,450             12,626
Cash and cash equivalents at beginning of year                                          10,270              3,715
                                                                                     ---------           --------
Cash and cash equivalents at end of period                                           $  60,720           $ 16,341
                                                                                     =========           ========

Supplemental disclosure of cash flow information:
  Cash paid-interest                                                                 $   1,016           $    175
                                                                                     =========           ========
  Noncash investing and financing activities:
      Assets recorded under capital lease                                            $   6,007           $  1,532
                                                                                     =========           ========
      Cumulative dividends and accretion on Series C and D
          redeemable convertible preferred stock and warrants                        $   2,014           $      -
                                                                                     =========           ========
      Conversion of redeemable convertible preferred stock to
           common stock                                                              $  43,576           $      -
                                                                                     =========           ========
      Conversion of bridge financing convertible notes to
           redeemable convertible preferred stock                                    $      -            $  3,975
                                                                                     =========           ========

See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                          ---------------------------
                    Notes to Condensed Financial Statements
                    ---------------------------------------

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with the Company's Registration Statement on Form S-1 (File No. 333-44469). Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2 - NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share for the six month periods ended June 30, 1998 and 1997 does not include the effect of (i) 3,259,000 and 832,000 stock options outstanding as of June 30, 1998 and June 30, 1997, respectively, (ii) 247,000 warrants to purchase common stock and 870,000 warrants to purchase common and redeemable convertible preferred stock, as of June 30, 1998 and June 30, 1997, respectively and, (iii) 11,987,000 shares (up to the date of the initial public offering) and 10,444,000 shares of redeemable convertible preferred stock on an "as if converted" basis for the six month periods ended June 30, 1998 and 1997, respectively as the effect of their inclusion is antidilutive during each period.


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


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                   June 30,         December 31,
                                                                     1998               1997
                                                               -----------------  -----------------
Data centers and related equipment...........................            $33,332            $16,316
Furniture, fixtures, computer equipment and other............             14,504             12,815
Construction in progress.....................................              3,729                 --
                                                                         -------            -------
                                                                          51,565             29,131
Less accumulated depreciation and amortization...............              8,460              3,961
                                                                         -------            -------
                                                                         $43,105            $25,170
                                                                         =======            =======

     Computer equipment and certain data center equipment recorded under capital leases aggregated $13,436,000 and $4,419,000 as of June 30, 1998 and December 31, 1997, respectively. Accumulated amortization for the assets recorded under capital leases aggregated $1,561,000 and $722,000 as of June 30, 1998 and December 31, 1997, respectively.

NOTE 6 - BANK BORROWINGS AND DEBT

     The Company has a $7,000,000 bank line of credit bearing interest at the bank's prime rate, which is collateralized by all of the Company's assets. The bank line of credit expires in December 1998. No amount was outstanding under the bank line of credit as of June 30, 1998.

A summary of debt follows:

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                           1998            1997
                                                                                         --------        --------
                                                                                              (in thousands)
$850,000 equipment term loan with a financial institution;  prime rate plus 2.5%
   (11.0% as of June 30,  1998);  principal  and  interest  due  monthly  for 42
   months...........................................................................     $    134        $     178

$1,800,000  equipment  line  of  credit  facility;  effective  interest  rate of approximately  16.4%;  principal and interest due monthly  through  September
   2000; collateralized by equipment................................................        1,164            1,393

$3,000,000   equipment  line  of credit  facility;   effective   interest  rate  of
   approximately  12.9%;  principal and interest due monthly  through July 2001;
   collateralized by equipment......................................................        2,429           2,756

$6,500,000  equipment  line  of  credit  facility;  effective  interest  rate of approximately  15.9%;  principal and interest due monthly  through July 2001;
   collateralized by equipment......................................................        5,428           6,312

$3,000,000   equipment  line  of credit  facility;   effective   interest  rate  of
   approximately  16.2%;  principal  and interest due monthly  through May 2001;
   collateralized by equipment......................................................        2,477           2,787

$5,000,000  equipment  line  of  credit  facility;  effective  interest  rate of approximately  16.2%;  principal and interest due monthly  through  September
   2001; collateralized by equipment................................................        3,500           3,044

$10,000,000  equipment  line of  credit  facility;  effective  interest  rate of approximately  13.8%;  principal and interest due monthly  through July 2002;
   collateralized by equipment......................................................        5,622              --

$8,000,000 line of credit  facility;  effective  interest rate of  approximately
   12.8%;   principal   and  interest  due  monthly   through   January   2000;
   collateralized by all of the Company's assets....................................        8,000              --
                                                                                         --------        --------
                                                                                           28,754          16,470
Less current portion                                                                        7,301           3,777
                                                                                         --------        --------
Debt, less current portion                                                               $ 21,453        $ 12,693
                                                                                         ========        ========

NOTE 7 - COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss during the three and six months ended June 30, 1998 and 1997.


NOTE 8 - SUBSEQUENT EVENT

       On July 1, 1998, the Company issued $200 million of 11.25% Senior Notes due 2008 for aggregate net proceeds of approximately $194,000,000. The Company deposited approximately $42,400,000 with an escrow agent that will pay, when due, the first four semi-annual interest payments on the Notes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties, including the timely expansion of the Company's network and opening of additional Internet Centers, the ability of the Company to execute its current business plan, retain customers, attract new customers, and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," (referred to herein as "Other Factors") and in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with the Company's Registration Statement on Form S-1 (File No. 333-44469) (the "Final Prospectus"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results" consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     Exodus is a leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. The Company's solutions include server hosting, Internet connectivity, collaborative systems management and Internet technology services, which together provide the high performance, scalability and expertise that enterprises need to optimize Internet operations. The Company delivers its services from geographically distributed, state-of-the-art Internet Data Centers that are connected through a redundant high-performance national Internet backbone ring.

     The Company is the successor to a Maryland Corporation that was formed in August 1992 to provide computer consulting services. The Company began to offer Internet connectivity services to enterprises in October 1994 and server hosting services in late 1995. In August 1996, the Company opened its first dedicated Internet Data Center and refocused its business strategy on providing Internet system and network management solutions for enterprises with mission-critical Internet operations. Since refocusing its business strategy, the Company has derived most of its revenues (and substantially all of its growth in revenues) from customers for which it provides these services. Each of the Company's Internet Data Center customers initially purchases a subset of the Company's service offerings to address specific departmental or enterprise Internet computing needs, and some of these customers purchase additional services as the scale and complexity of their Internet operations increase. The Company sells its services under contracts that typically have terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation and for any equipment that they choose to purchase from the Company. Equipment revenue has represented less than 10% of total revenues for each quarterly period beginning in 1997, and the Company expects equipment revenues to remain less than 10% of total revenues going forward. However, the foregoing forward-looking statement is subject to risks and uncertainties, such as the level of customer equipment demands, which could cause actual results to differ materially.

     The Company opened its first Internet Data Center in the San Francisco metropolitan area in August 1996. Since that time, the Company has opened six additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997), San Francisco (August 1997 and June 1998), Seattle (September
1997), Los Angeles (October 1997) and Washington, D.C. (December 1997) and has a server hosting facility in London. Additionally, the Company plans to open Internet Data Centers in the Boston metropolitan area in the third quarter of 1998, the Chicago metropolitan area in the first quarter of 1999 and the London metropolitan area in the second quarter of 1999 as well as additional Internet Data Centers in the Washington, D.C. and Seattle metropolitan areas. See "Other Factors--Risks Associated with Accelerated Business Expansion" for risks related to the foregoing forward-looking statements. These facilities serve as a base for the array of solutions offered by the Company, including server hosting, Internet connectivity, collaborative systems management and Internet technology services. The building of these Internet Data Centers has required the Company to obtain substantial equity and debt financing. See "Other Factors-- Substantial Leverage and Debt Service" and "Liquidity and Capital Resources" below.

     Prior to building an Internet Data Center in a new a geographic region, the Company employs various means to evaluate the market opportunity in a given location, including the use of focus groups and market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. The Company typically requires at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, the Company expects that individual Internet Data Centers will experience losses in excess of one year from the time they are opened. The Company experiences further losses from sales personnel hired to test market the Company's services in markets where there is no, and may never be an, Internet Data Center. As a result, the Company expects to make investments in expanding the Company's business rapidly into new geographic regions which, while potentially increasing the Company's revenues in the long term, will lead to significant losses for the foreseeable future. See "Other Factors--Risks Associated with Accelerated Business Expansion" for risks related to the foregoing forward-looking statements.

     Since the Company began to offer server hosting services in 1995, it has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of June 30, 1998, the Company had an accumulated deficit of approximately $58.0 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. Currently, the Company anticipates making significant investments in new Internet Data Centers, product development and sales and marketing programs and personnel and therefore believes that it will continue to experience net losses on a quarterly and annual basis for the foreseeable future. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. See "Other Factors--Limited Operating History; History of Losses" for risks related to the foregoing forward-looking statements.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the three month and six month periods ended June 30, 1998 and June 30, 1997. This information has been derived from the Company's unaudited financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Final Prospectus. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                Three Months Ended             Six Months Ended
                                          ----------------------------------------------------------
                                              June 30,      June 30,        June 30,       June 30,
                                               1998           1997            1998           1997
                                          -------------  ------------    ------------   ------------
Revenues                                          100.0%        100.0%          100.0%         100.0%
                                          -------------  ------------    ------------   ------------

Cost and expenses:
         Cost of revenues                         128.9         125.3           133.1          120.6
         Marketing and sales                       71.1         114.8            79.1          107.7
         General and administrative                29.8          48.6            32.9           51.2
         Product development                        7.2          16.1             8.0           14.5
                                          -------------  ------------    ------------   ------------

               Total cost and expenses            237.0         304.8           253.1          294.0
                                          -------------  ------------    ------------   ------------

               Operating loss                    (137.0)       (204.8)         (153.1)        (194.0)

Net interest expense                                2.8           3.3             6.4            3.3
                                          -------------  ------------    ------------   ------------

               Net loss                          (139.8)%      (208.1)%        (159.5)%       (197.3)%
                                          =============  ============    ============   ============

  Revenues
  --------

     Revenues consist of (i) monthly fees for server hosting, Internet connectivity, collaborative systems management and Internet technology services,
(ii) revenues from sales of third-party equipment to customers and (iii) one-time fees for installation. Currently, substantially all of the Company's revenue is derived from services fees. Revenues (other than installation fees and equipment sales to customers) are generally billed and recognized ratably over the term of the contract, generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. The Company sells third-party equipment to its customers as an accommodation to facilitate their purchase of services.

     The Company's revenues increased 321% to $10.1 million for the three months ended June 30, 1998 from $2.4 million in the same period of the prior year. Revenues increased 323% to $17.2 million for the six months ended June 30, 1998 from $4.1 in the same period of the prior year. This growth in revenues resulted primarily from increases in the number of customers, increases in revenues from existing customers and the opening of new Internet Data Centers.

  Cost of Revenues
  ----------------

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

     The Company's cost of revenues increased 333% to $13.0 million for the three month periods ended June 30, 1998 from $3.0 million in the same period of the prior year. The cost of revenues increased 367% to $22.9 million for the six months ended June 30, 1998 from $4.9 million in the same respective period of the prior year. Cost of revenues as a percentage of revenues increased to 129% and 133% for the three month and six month periods ended June 30, 1998, from 125% and 121% for the same respective periods of the prior year. These increases in cost of revenues in absolute dollars and as a percentage of revenues were primarily the result of costs associated with the opening of additional Internet Data Centers, including the hiring of additional employees, and the Company's expansion and increased capacity of its nationwide backbone network. The Company expects that its cost of revenues as a percentage of revenues may remain above 100% through at least the remainder of 1998.

  Marketing and Sales
  -------------------

     The Company's marketing and sales expenses are comprised primarily of salaries and benefits for the Company's marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses. The Company's marketing and sales expenses increased 161% and 210% to $7.2 million and $13.6 million (including a one-time non-cash charge of $525,000 related to a warrant issued to At Home Corporation in the first quarter of 1998 in connection with a distribution alliance) for the three month and six month periods ended June 30, 1998 from $2.7 million and $4.4 million in the same respective periods of the prior year. Marketing and sales expenses increased as a result of increased marketing and sales personnel, increased travel and entertainment expenses, increased trade shows and marketing events, and increased public relations expenses. Marketing and sales expenses as a percentage of revenues decreased to 71% and 79% for the three month and six month periods ended June 30, 1998, compared to 115% and 108% for the same respective periods in the prior year. These declines were due primarily to increased recurring revenues from existing customers, which tend to have lower marketing and sales associated with them, as well as the Company's general significant increase in revenues between the comparison periods. The Company expects that marketing and sales expenses will continue to increase in absolute dollars during 1998 but will continue to decline as a percentage of total revenues as recurring revenues from the existing customers, which tend to have lower marketing and sales expenses associated with them, become a more significant percentage of total revenues. However, the foregoing forward-looking statement is subject to risks and uncertainties which may cause actual results to differ, such as risks associated with the Company's achievement of anticipated levels of revenues and expenses, and the impact of competition. See "Other Factors--Competition"; "Dependence on New Market; Uncertainty of Acceptance of Services."

  General and Administrative
  --------------------------

     The Company's general and administrative expenses are comprised primarily of salaries and benefits for the Company's administrative and management information systems personnel and fees paid for professional services and recruiting. The Company's general and administrative expenses increased 158% and 172% to $3.0 million and $5.7 million for the for the three month and six month periods ended June 30, 1998, respectively, from $1.2 million and $2.1 million in the same respective periods of the prior year. General and administrative expenses increased as a result of additional personnel and increased professional and recruiting services. General and administrative expenses as a percentage of revenues decreased to 30% and 33% for the three months and six months ended June 30, 1998, respectively, from 49% and 51% in the same respective periods of the prior year. These declines were due to the Company's significant increase in revenues between the comparison periods. The Company expects that general and administrative expenses will continue to increase in absolute dollars but will continue to decline as a percentage of total revenues as existing overhead is spread over more substantial operations. However, the foregoing forward-looking statement is subject to risks and uncertainties which may cause actual results to differ materially, such as risks associated with the Company's achievement of anticipated levels of revenues and expenses. See "Other Factors--Potential Fluctuations in Operating Results."


  Product Development
  -------------------

     The Company's product development expenses are comprised primarily of salaries and benefits for the Company's product development personnel and fees paid to consultants, all of whom focus their efforts primarily on the integration of best-of-breed products and services developed by leading technology vendors with the Company's services and the development of the Company's proprietary technologies. The Company's product development expenses increased 87% and 132% to $719,000 and $1.4 million for the three month and six month periods ended June 30, 1998, respectively, from $385,000 and $588,000 in the same respective periods of the prior year. Product development expenses increased as a result of additional personnel and the increase in fees paid to consultants. Product development expenses as a percentage of revenues decreased to 7% and 8% for the three month and six month periods ended June 30, 1998, respectively, from 16% and 14% in the same respective periods of the prior year. These declines were due to the Company's significant increase in revenues between the comparison periods. The Company expects that product development expenses will continue to increase in absolute dollars as the Company makes additional investments in developing proprietary technology, particularly related to its collaborative systems management services, but will decline as a percentage of total revenues as existing costs are spread over a larger revenue base. However, the foregoing forward-looking statement is subject to risks and uncertainties that may cause actual results to differ materially, such as risks associated with the Company's achievement of anticipated levels of revenues and expenses. See "Other Factors--Potential Fluctuations in Operating Results."


   Net Interest Expense
   --------------------

    The Company's net interest expense increased to $282,000 and $1.1 million for the three month and six month periods ended June 30, 1998, respectively, from $81,000 and $137,000 in the same periods of the prior year. The increase in net interest expense between the comparison periods was primarily the result of substantially increased borrowings as the Company entered into equipment loans and lease agreements to finance the construction of its Internet Data Centers and working capital lines of credit to finance working capital for its operations. The Company expects that net interest expense will increase substantially, as the Company begins to incur interest payment obligations for the $200 million senior notes which bear interest at 11 1/4% that it issued on July 1, 1998 (the "Senior Notes"), and as the Company enters into
additional equipment leases and loans and obtains additional borrowings.   See
"Part II, Item 5. Other Information" of this Form 10-Q.

  Deferred Compensation Expense
  -----------------------------

     The Company's deferred compensation expense increased to $635,000 and $1.0 million for the three month and six month periods ended June 30, 1998 from $0 in the same periods of the prior year. The Company has recorded deferred stock compensation in connection with the grant of certain stock options and stock from March 1997 through May 1998. Deferred compensation expense associated with the grant of stock options is generally being amortized over the 50 month vesting period of such options. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. These amortization amounts are allocated among the expense categories discussed above.


  EBITDA
  ------

     The Company's loss before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") increased to $10.4 million and $20.1 million for the three month and six month periods ended June 30, 1998, respectively, from a loss of $4.3 million and $6.9 million in the same respective periods of the prior year. The increase in the level of EDITDA losses between the comparison periods was primarily due to increased expenditures needed to support the Company's growth in operations, including salaries and benefits for additional employees, network costs, rent, utilities and other costs related to the increase in the number of Company's Internet Data Centers as well as increased marketing and sales expenses, consulting fees and professional services. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, the Company's management believes that EBITDA is an additional meaningful measure of performance and liquidity.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception and through June 30, 1998, the Company has financed its operations primarily through private sales of preferred stock, its initial public offering in March 1998 and through various types of equipment loans and lease lines and working capital lines of credit. At June 30, 1998, the principal source of liquidity for the Company was $60.7 million of cash and cash equivalents. As of that date, the Company also had equipment loans and lease lines and working capital lines of credit under which it could borrow up to an additional aggregate of $10.4 million for purchases of equipment and for working capital. As of June 30, 1998, the Company's total bank borrowings, debt and capital lease obligations were $40.5 million. On July 1, 1998, the Company incurred an additional $200 million of indebtedness in connection with the issuance of the Senior Notes. See Note 8 of Notes to Financial Statements and "Item 5. Other Information" of this Form 10-Q. In addition, the Company expects to enter into a credit facility with Goldman Sachs Credit Partners L.P. (the "Credit Facility"), under which the Company will be permitted to borrow up to approximately $25.0 million or up to approximately $50.0 million upon meeting certain financial tests. Loans to the Company will be guaranteed by any future subsidiaries of the Company. The Credit Facility is expected to be secured by a first priority lien on substantially all of the Company's assets (subject to certain exceptions) and the assets and stock of any future subsidiaries. The Credit Facility is subject to the satisfaction of certain material conditions precedent and the specific terms of the Credit Facility are subject to change pursuant to final loan documentation. There can be no assurance as to whether, or on what terms, the Company will enter into the Credit Facility.

     Since the Company began to offer server hosting services in 1995, the Company has had significant negative cash flows from operating activities. Net cash used for operating activities for the six months ended June 30, 1998 was $16.7 million, primarily due to net losses, offset in part by increases in accounts payable and accrued expenses and depreciation and amortization. This compares to net cash used for operating activities for the six months ended June 30, 1997 of $5.5 million, primarily due to net losses, offset in part by increases in accounts payable.

     Net cash used for investing activities for the six months ended June 30, 1998 was $17.8 million compared to $6.2 million for the six months ended June 30, 1997. Net cash used for investing activities was due to capital expenditures for the continued construction of Internet Data Centers, leasehold improvements, furniture and fixtures, and computers and other equipment. Cash provided by financing activities for the six months ended June 30, 1998 was $85.0 million, primarily due to the proceeds from the Company's initial public offering. This compares to net cash provided by financing activities for the six months ended June 30, 1997 of $23.9 million due primarily to the proceeds of the issuance of preferred stock and warrants.

     As of June 30, 1998, the Company had commitments under capital leases and under noncancellable operating leases of $11.8 million and $31.9 million, respectively, through 2010. The Company intends to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. The Company expects to finance such capital expenditures primarily through existing and future equipment loans and lease lines, net proceeds from the Senior Notes and borrowings under the expected Credit Facility. The Company expects to meet its working capital and capital expenditure requirements over the next 12 months with existing cash and cash equivalents and short-term investments, the proceeds from the Senior Notes, borrowings under the expected Credit Facility, cash from sales of services and proceeds from existing and future working capital lines of credit. Currently, the Company is negotiating to enter into additional equipment loans and capital leases and believes that it will obtain such facilities on terms that are comparable to its existing facilities. The Company may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that the Company will be successful generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to it. See "Risk Factors--Risks Associated with Accelerated Business Expansion."


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     As referenced in the first paragraph of this Item 2, this section consists primarily of forward-looking statements and accompanying risks. In addition to the factors set forth above, the following additional factors may affect the Company's future operating results.

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES. While the Company began operations in 1992, it did not offer server hosting services until 1995 and did not open its first dedicated Internet Data Center until August 1996, at which time it refocused its business strategy on providing Internet system and network management solutions for enterprises' mission-critical Internet operations. As a result, the Company's business model is still in an emerging state. Since it began to offer server hosting services in 1995, the Company has experienced operating losses and negative cash flows from operations in each quarterly and annual period. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. Currently, the Company anticipates making significant investments in new Internet Data Centers and product development and sales and marketing programs and personnel and therefore believes that it will continue to experience net losses on a quarterly and annual basis for the foreseeable future. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. To address these risks, among other things, the Company must market its brand name effectively, provide scalable, reliable and cost-effective services, ensure and enhance customer satisfaction, continue to grow its infrastructure to accommodate new Internet Data Centers and increased bandwidth use of its network, expand its channels of distribution, retain and motivate qualified personnel and continue to respond to competitive developments. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate necessarily is indicative of future operating results, and there can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced significant fluctuations in its results of operations on a quarterly and an annual basis. The Company expects to continue to experience significant fluctuations in its future quarterly and annual results of operations due to a variety of factors, many of which are outside the Company's control, including: demand for and market acceptance of the Company's services and enhancements; introductions of services or enhancements by the Company and its competitors; capacity utilization of its Internet Data Centers; reliable continuity of service and network availability; the ability to increase bandwidth as necessary; the timing of customer installations; providing customer discounts and credits; the mix of services sold by the Company; customer retention and satisfaction; the timing and success of marketing efforts and service introductions by the Company; the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations; the timely expansion of existing Internet Data Centers and completion of new Internet Data Centers; costs related to the acquisition of backbone capacity; the introduction by third parties of new Internet and networking technologies; increased competition in the Company's markets; changes in the pricing policies of the Company and its competitors; fluctuations in bandwidth used by customers; the retention of key personnel; economic conditions specific to the Internet industry; and other general economic factors. In addition, a relatively large portion of the Company's expenses are fixed in the short-term, particularly with respect to telecommunications, depreciation, certain substantial interest expenses, real estate and interest expenses and personnel, and therefore the Company's operating results are particularly sensitive to fluctuations in revenues. Also, if the Company's agreement with Computer Associates International, Inc. ("Computer Associates") were to terminate and the Company continued to require Computer Associates' software, the license fees paid by the Company could increase fixed costs significantly. Furthermore, if the Company were to become unable to continue leveraging third party products in the Company's services offerings, the Company's product development costs could increase significantly. Although the Company has not encountered significant difficulties in collecting upon accounts receivable in the past, many of the Company's customers are in an emerging stage, and there can be no assurance that the Company will be able to collect receivables on a timely basis. For these and other reasons, in some future quarters, the Company's results of operations may fall below the expectations of securities analysts or investors, which could have a material adverse effect on the market price of the Company's Common Stock.

     RISKS ASSOCIATED WITH ACCELERATED BUSINESS EXPANSION. A key element of the Company's business strategy is the expansion of the Company's network through the opening of additional Internet Data Centers in geographically diverse locations. The Company currently has seven Internet Data Centers located in five metropolitan areas: San Francisco (3), New York, Los Angeles, Seattle and Washington, D.C. and has a server hosting facility in the London metropolitan area. The Company intends to expand domestically and internationally, including the expected addition of Internet Data Centers in the Boston metropolitan area in the third quarter of 1998, the Chicago metropolitan area in the first quarter of 1999 and the London metropolitan area in the second quarter of 1999 as well as additional Internet Data Centers in the Washington, D.C. and Seattle metropolitan areas. The Company intends to apply a portion of the proceeds from the Senior Notes to complete this accelerated geographic expansion. The Company's continued expansion and development of its network will depend on, among other things, the Company's ability to assess markets, identify Internet Data Center sites, install facilities and establish local peering interconnections with Internet service providers ("ISPs"), all in a timely manner, at reasonable costs and on terms and conditions acceptable to the Company. The Company's ability to manage this expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to establish additional Internet Data Centers or manage effectively its expansion would have a material adverse effect upon the Company's business, results of operations and financial condition.

     The establishment of each additional Internet Data Center will require the Company to expend substantial resources for leases of real estate, significant improvements of such facilities, purchase of equipment, implementation of multiple telecommunications connections and hiring of network, administrative,
customer support and sales and marketing personnel.   The failure to generate
sufficient cash flows from sales of services or to raise sufficient funds from outside sources may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "--Liquidity and Capital Resources."

     The Company expects to make investments in expanding the Company's business rapidly into new geographic regions which, while potentially increasing the Company's revenues in the long term, will lead to significant losses for the foreseeable future. See "Overview." There can be no assurance that the Company will be able to anticipate accurately the customer demand for such additional Internet Data Centers or that the Company will be able to attract a sufficient number of customers to such facilities. The Company's inability to attract customers to new Internet Data Centers in a timely manner, or at all, would have a material adverse effect on the Company's business, results of operations and financial condition.

     SUBSTANTIAL LEVERAGE AND DEBT SERVICE. The Company has significant amounts of outstanding indebtedness and interest cost. The Company's level of indebtedness presents various risks, including the possibility that the Company may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due. At June 30, 1998, the Company's total bank borrowings, debt and capital lease obligations were approximately $40.5 million and its borrowings available under existing equipment loans and working capital lines of credit was approximately $10.4 million, subject to the borrowing conditions contained therein. At June 30, 1998, on an as adjusted basis after giving effect to the sale of the Senior Notes, the Company would have had indebtedness of approximately $240.5 million. In addition, the Company will have the right to issue additional Senior Notes on or prior to July 1, 1999 in an aggregate principal amount not to exceed $75.0 million. Furthermore, the Company expects to enter into a new secured Credit Facility, and the Senior Notes would be effectively subordinated to any borrowings under the Credit Facility. The Company expects to incur additional equipment loans and lease lines to finance capital expenditures for its Internet Data Centers and may obtain additional working capital lines of credit and lease lines.

     The Company's ability to make principal and interest payments on the Senior Notes, and service other existing and future indebtedness, will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control. These factors include prevailing economic conditions and financial, competitive, legislative, regulatory and other factors affecting the Company's business and operations, and may be dependent on the availability of borrowings under the expected Credit Facility or other borrowings. Although the Company believes, based on current levels of operations, that its cash flow from operations, together with other sources of liquidity, will be adequate to make required payments of principal and interest on its debt (including the Senior Notes), whether at or prior to maturity, finance anticipated capital expenditures and fund working capital requirements, there is no assurance in this regard. If the Company is unable to generate sufficient cash flow from operations, or additional equipment loans or equipment and working capital lines of credit, in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain other sources of financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained, particularly in view of the Company's high level of indebtedness and the fact that substantially all of the Company's assets have been pledged to secure obligations under certain existing indebtedness.

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

     RISKS ASSOCIATED WITH FINANCING ARRANGEMENTS. Certain of the Company's existing financing arrangements are secured by substantially all of the Company's assets. These financing arrangements require that the Company satisfy certain financial covenants and currently prohibit the payment of dividends and the repurchase of capital stock of the Company without, in each case, the lender's consent. The Company's secured lenders would be entitled to foreclose upon those assets in the event of a default under the financing arrangements and to be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the holders of the Senior Notes or equity securities in the event that the Company is liquidated. In addition, the collateral security arrangements under the Company's existing financing arrangements may adversely affect the Company's ability to obtain additional borrowings.

     COMPETITION. The market served by the Company is intensely competitive, and such competition is increasing. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include Internet system engineering expertise, customer service, network capability, reliability, quality of service and scalability, broad geographic presence, brand name, technical expertise and functionality, the variety of services offered, the ability to maintain and expand distribution channels, customer support, price, the timing of introductions of new services, network security, financial resources and conformity with industry standards.

     The Company's current and potential competitors in the market include: (i) providers of server hosting services; (ii) national and regional ISPs; (iii) global, regional and local telecommunications companies and Regional Bell Operating Companies ("RBOCs"); and (iv) large IT outsourcing firms. Many of the Company's competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than can the Company.

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

     RISK OF SYSTEM FAILURE. The Company's operations are dependent upon its ability to protect its network infrastructure and customers' equipment against damage from human error, fire, earthquakes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Despite precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems at one or more of the Company's Internet Data Centers could result in interruptions in the services provided by the Company or significant damage to customer equipment.
In addition, failure of any of the Company's telecommunications providers, such as WorldCom and Qwest Communications Corporation ("Qwest"), to provide the data communications capacity required by the Company, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in the Company's services. Any damage to or failure of the systems of the Company or its service providers could result in reductions in, or terminations of, services supplied to the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially adversely affected. The Company has from time to time experienced interruptions in specific circuits within its network resulting from events outside the Company's control, which interruptions have caused short-term degradation in the level of performance of the Company's network. Should the Company incur significant obligations in connection with system downtime in the future, there can be no assurance that the Company's liability insurance would be adequate to cover such expenses.


     UNPROVEN NETWORK SCALABILITY. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transport increase and to meet changing customer requirements. The expansion and adaptation of the Company's telecommunications infrastructure will require substantial financial, operational and management resources as the Company negotiates telecommunications capacity with its existing and other network infrastructure suppliers. If the Company is required to expand significantly and rapidly its network due to increased usage, additional stress will be placed upon the Company's network hardware and traffic management systems. Due to the limited deployment of the Company's services to date, the ability of the Company's network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown, and the Company faces risks related to the network's ability to be scaled up to its expected customer levels while maintaining superior performance. As customers' usage of bandwidth increases, the Company will need to make additional investments in its infrastructure to maintain adequate downstream data transmission speeds, the availability of which may be limited or the cost of which may be significant. In addition, as the Company adds new customers that have significant bandwidth needs, it may be required to increase quickly its network capacity which may be difficult in light of current lead times within the industry for adding capacity. There can be no assurance that additional network capacity will be available from third-party suppliers as it is needed by the Company. As a result, there can be no assurance that the Company's network will be able to achieve or maintain a sufficiently high capacity of data transmission, especially if the usage of the Company's customers increases. The Company's failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for its services and have a material adverse effect on its business, results of operations and financial condition. In addition, as the Company upgrades its telecommunications infrastructure to increase bandwidth available to its customers, it is likely to encounter a certain level of equipment or software incompatibility which may cause delays in implementation. There can be no assurance that the Company will be able to expand or adapt its telecommunications infrastructure to meet additional demand or its customers' changing requirements, including its plans to add OC-12 circuits, on a timely basis and at a commercially reasonable cost, or at all.

     DEPENDENCE UPON NETWORK INFRASTRUCTURE. The Company's success will depend upon the capacity, scalability, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. In particular, the Company is dependent on WorldCom and Qwest and certain other telecommunications providers for its backbone capacity (including the Company's dedicated clear channel network and transit access to ISPs) and is therefore dependent on such companies to maintain the operational integrity of its backbone. In addition, the Company relies on a number of public and private peering interconnections to deliver its services. If the carriers that operate the Internet exchange points ("IXPs") were to discontinue their support of the peering points and no alternative providers were to emerge, or such alternative providers were to increase the cost of utilizing the IXPs, the distribution of content through the IXPs, including content distributed by the Company, would be significantly constrained. Furthermore, as traffic through the IXPs increases, if commensurate increases in bandwidth are not added, the Company's ability to distribute content rapidly and reliably through these networks will be adversely affected. Many of the operators of the private peering interconnections are competitors of the Company. Currently, the Company does not pay a fee for its public and private peering interconnections. The Company and the operators of these public and private peering interconnections have mutually agreed not to charge each other a fee for the exchange of traffic between their respective networks, which is a standard industry practice. If these organizations were to refuse to continue to peer directly with the Company, the Company might be required to purchase transit access services from or to these organizations in order to allow the Company's customers to reach the customers of these organizations. If the Company chose not to purchase such access, there would be a lack of communication between the Company's customers and the customers of such organization. For example, the Company has received notice from one of its peering partners, GTE Internetworking, that GTE Internetworking intends to discontinue its peering relationship with the Company. The Company is working to resolve this situation, but in the event that no agreement is reached, communication between the Company's customers and those of GTE Internetworking would cease if neither the Company nor GTE Internetworking obtained access to the other party's network through a third party. Any such lack of communication between GTE Internetworking and the Company could result in customer dissatisfaction. In those cases where the Company currently purchases backup capacity from other organizations, if these organizations were to increase the pricing associated with such capacity, the Company might be required to identify alternative methods through which it can distribute its customers' content. If the Company were unable to access on a cost-effective basis alternative networks to distribute its customers' content or pass through any additional costs of utilizing these networks to its customers, the Company's business, results of operations and financial condition could be materially adversely affected.

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

     DEPENDENCE ON THIRD-PARTY SUPPLIERS. The Company is dependent on other companies to supply certain key components of its telecommunications infrastructure and system and network management solutions, including telecommunications services and networking equipment that, in the quantities and quality demanded by the Company, are available only from sole or limited sources. See "--Dependence Upon Network Infrastructure." The routers, switches and modems used in the Company's telecommunications infrastructure are currently supplied primarily by Cisco Systems Inc. ("Cisco"). The Company purchases these components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components and has no guaranteed supply arrangements with these vendors. Any failure to obtain required products or services on a timely basis and at an acceptable cost would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any failure of the Company's sole or limited source suppliers to provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components used by the Company in its communications infrastructure could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company expects to be dependent for a time on third parties to deliver its services from and manage its international operations, including its site in London.

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

     MANAGEMENT OF GROWTH. The Company is currently experiencing a period of rapid growth with respect to the building of its Internet Data Centers, expansion of its customer base and increase in the number of Company employees. This growth has placed, and if it continues, will place, a significant strain on the Company's financial, management, operational and other resources, including its ability to ensure customer satisfaction. In addition, the Company may be required to manage multiple relationships with a growing number of third parties as it seeks to complement its service offerings. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. The Company has recently hired many key employees and officers, including its President, and as a result, the Company's entire management team has worked together for only a brief time. The Company also has plans to hire additional executive management personnel in the near future, including a new Vice President, Marketing to fill the existing vacancy for that position. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected.

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

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A component of the Company's long-term strategy is to expand into international markets, and the Company recently opened a site in the London metropolitan area. If revenue generated by any current or future international Internet Data Center is not adequate to offset the expense of establishing and maintaining any such international operation, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to market, sell and deliver successfully its services outside the United States. In order to expand its international operations, the Company may, among other things, enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect the Company's ability to expand its operations and may increase its cost of operations internationally. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business internationally, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing foreign operations, differing technology standards, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the Company's international operations. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends in significant part upon the continued services of its key technical, sales and senior management personnel, including the Company's Chief Executive Officer and Chairman of the Board of Directors, K.B. Chandrasekhar. The Company's future success will also depend on its ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. The Company is currently seeking certain additional executive management personnel, including a Vice President, Marketing. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain key personnel. The loss of the services of one or more of the Company's key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. The Company believes that its future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. There can be no assurance that the Company will successfully identify, acquire on favorable terms or integrate such businesses, products, services or technologies. The Company may face competition for acquisition opportunities, which may inhibit the Company's ability to consummate suitable acquisitions and increase the costs of completing and the time required to complete such acquisitions. Any such acquisitions will require the Company to manage and integrate such acquired businesses, products, services or technologies, coordinate (and possibly change) the diverse operating structures, policies and practices of the acquired entities and to integrate new employees into the Company's organization and culture. Failure to integrate and manage acquired businesses, products, services and technologies successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, future acquisitions by the Company may result in the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expenses. These factors could have a material adverse effect on the Company's business, results of operations and financial condition.

     RISKS ASSOCIATED WITH LEGAL PROCEEDINGS. From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including, among others, contractual disputes with vendors and customers, claims by employees and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     PROTECTION AND ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS. The Company relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in its products and services, but there can be no assurance that the measures taken by the Company will be sufficient to prevent misappropriation of its technology. The Company currently has no patented technology that would preclude or inhibit competitors from entering the Company's market. The laws of certain foreign countries may not protect the Company's products, services or intellectual property rights to the same extent as do the laws of the United States. The Company also relies on certain technologies that it licenses from third parties, such as Computer Associates. There can be no assurance that these third-party technology licenses will continue to be available to the

Company on commercially reasonable terms. The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect the Company's business, results of operations and financial condition.

     The Company has determined increasingly to develop or acquire additional proprietary intellectual property in addition to licensing technologies from third parties. To date, the Company has not been notified that the Company's products or services infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products, particularly if such products or services include one or more of its own proprietary technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of products and services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product installation delays or require the Company to enter into royalty or licensing agreements.

     YEAR 2000 RISKS. Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems or applications used by many companies in a wide variety of industries will experience operating difficulties unless the systems or applications are modified to process information related to the century change adequately. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, the Company's business, results of operations and financial condition could be materially adversely affected.

     PRODUCTS. Based on its assessment to date, the Company believes that the current versions of its products are either "Year 2000 compliant" or will not require substantial effort or cost to make them Year 2000 compliant. However, many of the Company's customers maintain their Internet operations on servers which may be impacted by Year 2000 complications. The failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on the Company's customers, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the costs of defending and resolving Year 2000 related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

     OPERATIONS. The Company has reviewed, and continues to review, its internal management information and other systems in order to identify and modify those products, services or systems that may not be Year 2000 compliant. Based on its assessment to date, the Company believes that its internal management information and other systems are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant. The total cost of these Year 2000 compliance activities has not been material to date. There can be no assurance that the Company will identify and remedy any Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. In the event that any such third parties cannot provide the Company with products, services or systems that are Year 2000 compliant on a timely basis (or in the event that Year 2000 issues prevent such third parties from delivering products, services or systems required by the Company on a timely basis), the Company's business, results of operations and financial condition could be materially adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously disclosed in its Final Prospectus, the Company had been engaged in litigation with a former consultant, Michael Blackman, regarding certain compensation matters related to his consulting relationship with the Company. On June 2, 1998, the Company settled this litigation for an immaterial amount. Mr. Blackman's suit has since been dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-44469) that was declared effective by the SEC on March 18, 1998 and pursuant to which the Company sold an aggregate of 5,125,000 share of its Common Stock.

     As of June 30, 1998, the Company had used the estimated aggregate net proceeds of $69,743,750 from its initial public offering as follows:

Construction of plant, building and facilities:             $1.0 million

Purchase and installation of machinery and equipment:       $1.7 million

Purchases of real estate:                                   $0

Acquisition of other businesses:                            $0

Repayment of indebtedness:                                  $2.8 million

Working capital:                                            $7.5 million

Temporary investments (short term, interest bearing
treasury securities):                                       $56.7 million

Other purposes:                                             $0

     The foregoing amounts represent the Company's best estimate of its use of proceeds for the period indicated. No such payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     On July 27, 1998, Mark Bonham's employment relationship with the Company terminated. Mr. Bonham previously held the position of vice-president, marketing of the Company. Effective July 28, 1998, Ellen Hancock, the Company's President, assumed Mr. Bonham's responsibilities and will serve as the acting vice-president, marketing, until a permanent replacement is hired.

     On July 1, 1998, the Company issued $200 million of 11.25% Senior Notes due 2008 for aggregate net proceeds of approximately $194,000,000. The Company deposited approximately $42,400,000 with an escrow agent that will pay, when due, the first four semi-annual interest payments on the Notes. In addition, the Company will have the right to issue additional Senior Notes on or prior to July 1, 1999 in an aggregate principal amount not to exceed $75.0 million. The terms and conditions of the Senior Notes are described in, and this summary is qualified by reference to, the Indenture filed as Exhibit 10.30 hereto, the Exchange and Registration Rights Agreement filed as Exhibit 10.31 hereto, the Escrow Agreement filed as Exhibit 10.32 hereto and the Purchase Agreement filed as Exhibit 10.33 hereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

a.  Exhibits

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

    10.30 Indenture between Exodus Communications, Inc. as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated July 1, 1998.

    10.31 Exchange and Registration Rights Agreement among Exodus Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and NationsBanc Montgomery Securities LLC dated July 1, 1998.

    10.32 Escrow Agreement among Chase Manhattan Bank and Trust Company, National Association, as escrow agent, Chase Manhattan Bank and Trust Company, National Association, as trustee, and Exodus Communications, Inc., dated July 1, 1998.

    10.33 Purchase Agreement among Exodus Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and NationsBanc Montgomery Securities LLC dated June 26, 1998.

    10.34 Form of Notice of Debt Offering and Waiver of Registration Rights among the Company and certain holders of stock of the Company.

    10.35 Amended and Restated Master Loan and Security Agreement between Exodus Communications, Inc. and Transamerica Business Credit Corporation dated June 30, 1998.

    10.36 Agreement between Cisco Systems Capital Corporation and Exodus Communications, Inc. dated June 1, 1998.

    10.37* Qwest Communications Private Line Service Agreement Business Services, between Qwest Comunications Corporation and the Registrant, dated as of July 17, 1998.

    27.1        Financial Data Schedule
    _______
    * Confidential treatment has been requested for certain portions of this document.

b.  Reports on Form 8-K

  The Company filed reports on Form 8-K dated June 11 and June 26, 1998. Both reports included information under Items 5 and 7 with respect to the initial announcement and pricing, respectively, of the Company's privately placed Senior Note offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EXODUS COMMUNICATIONS, INC.



       August 14, 1998                 /s/ K.B. Chandrasekhar
------------------------------         ------------------------------------
          Date                                 K.B. Chandrasekhar
                                           Chief Executive Officer and
                                        Chairman of the Board of Directors



       August 14, 1998                 /s/ Richard S. Stoltz
------------------------------         ------------------------------------
          Date                                   Richard S. Stoltz
                                             Chief Financial Officer and
                                               Chief Operating Officer
                                            (Duly Authorized Officer and
                                              Chief Accounting Officer)

                                EXHIBIT INDEX


   Exhibit No.  Description of Exhibit
   -----------  ----------------------

    10.30 Indenture between Exodus Communications, Inc. as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated July 1, 1998.

    10.31 Exchange and Registration Rights Agreement among Exodus Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and NationsBanc Montgomery Securities LLC dated July 1, 1998.

    10.32 Escrow Agreement among Chase Manhattan Bank and Trust Company, National Association, as escrow agent, Chase Manhattan Bank and Trust Company, National Association, as trustee, and Exodus Communications, Inc., dated July 1, 1998.

    10.33 Purchase Agreement among Exodus Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and NationsBanc Montgomery Securities LLC dated June 26, 1998.

    10.34 Form of Notice of Debt Offering and Waiver of Registration Rights among the Company and certain holders of stock of the Company.

    10.35 Amended and Restated Master Loan and Security Agreement between Exodus Communications, Inc. and Transamerica Business Credit Corporation dated June 30, 1998.

    10.36 Agreement between Cisco Systems Capital Corporation and Exodus Communications, Inc. dated June 1, 1998.

    10.37* Qwest Communications Private Line Service Agreement Business Services, between Qwest Comunications Corporation and the Registrant, dated as of July 17, 1998.

    27.1        Financial Data Schedule
    _______
    * Confidential treatment has been requested for certain portions of this document.