Form 10-Q/A
period 1998-06-30
EXODUS COMMUNICATIONS INC
filed 1998-09-25
CIK 1013740

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

   (1) 10.30    Indenture between Exodus Communications, Inc. as Issuer and
                Chase Manhattan Bank and Trust Company, National Association, as
                Trustee dated July 1, 1998.

   (1) 10.31    Exchange and Registration Rights Agreement among Exodus
                Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin &
                Jenrette Securities Corporation, BT Alex. Brown Incorporated and
                NationsBanc Montgomery Securities LLC dated July 1, 1998.

   (1) 10.32    Escrow Agreement among Chase Manhattan Bank and Trust Company,
                National Association, as escrow agent, Chase Manhattan Bank and
                Trust Company, National Association, as trustee, and Exodus
                Communications, Inc., dated July 1, 1998.

   (1) 10.33    Purchase Agreement among Exodus Communications, Inc., Goldman,
                Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation,
                BT Alex. Brown Incorporated and NationsBanc Montgomery
                Securities LLC dated June 26, 1998.

   (1) 10.34    Form of Notice of Debt Offering and Waiver of Registration
                Rights among the Company and certain holders of stock of the Company.

   (1) 10.35    Amended and Restated Master Loan and Security Agreement
                between Exodus Communications, Inc. and Transamerica Business
                Credit Corporation dated June 30, 1998.

   (1) 10.36    Agreement between Cisco Systems Capital Corporation and Exodus
                Communications, Inc. dated June 1, 1998.

   (1) 10.37*   Qwest Communications Private Line Service Agreement  Business
                Services, between Qwest Communications Corporation and the
                Registrant, dated as of July 17, 1998.

   (1) 27.1     Financial Data Schedule
    _______
     * Confidential treatment has been requested with respect to certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this agreement has been sent to the Securities and Exchange Commission.

    (1) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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



      September 25, 1998               /s/ Richard S. Stoltz
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

   (1) 10.30    Indenture between Exodus Communications, Inc. as Issuer and
                Chase Manhattan Bank and Trust Company, National Association, as
                Trustee dated July 1, 1998.

   (1) 10.31    Exchange and Registration Rights Agreement among Exodus
                Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin &
                Jenrette Securities Corporation, BT Alex. Brown Incorporated and
                NationsBanc Montgomery Securities LLC dated July 1, 1998.

   (1) 10.32    Escrow Agreement among Chase Manhattan Bank and Trust Company,
                National Association, as escrow agent, Chase Manhattan Bank and
                Trust Company, National Association, as trustee, and Exodus
                Communications, Inc., dated July 1, 1998.

   (1) 10.33    Purchase Agreement among Exodus Communications, Inc., Goldman,
                Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation,
                BT Alex. Brown Incorporated and NationsBanc Montgomery
                Securities LLC dated June 26, 1998.

   (1) 10.34    Form of Notice of Debt Offering and Waiver of Registration
                Rights among the Company and certain holders of stock of the Company.

   (1) 10.35    Amended and Restated Master Loan and Security Agreement
                between Exodus Communications, Inc. and Transamerica Business
                Credit Corporation dated June 30, 1998.

   (1) 10.36    Agreement between Cisco Systems Capital Corporation and Exodus
                Communications, Inc. dated June 1, 1998.

   (1) 10.37*   Qwest Communications Private Line Service Agreement  Business
                Services, between Qwest Communications Corporation and the
                Registrant, dated as of July 17, 1998.

   (1) 27.1     Financial Data Schedule
    _______
     * Confidential treatment has been requested with respect to certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this agreement has been sent to the Securities and Exchange Commission.

    (1) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.