Form 10-Q
period 1998-09-30
EXODUS COMMUNICATIONS INC
filed 1998-11-16
CIK 1013740

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

               For the quarterly period ended  September 30, 1998
                                             -----------------------------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number            0-23795
                      ------------------------------------

                          EXODUS COMMUNICATIONS, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     77-0403076
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               2650 San Tomas Expressway, Santa Clara, CA  95051
   ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                              (408) 346-2200
   ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
   --------        --------

The number of shares outstanding of the issuer's common stock, par value $0.001, as of November 11, 1998 was 19,901,263 shares.

================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----

PART I.  Financial Information                                          Page No.
         ---------------------                                          --------

         Item 1.  Financial Statements

                  Condensed Balance Sheets - September 30, 1998 and
                  December 31, 1997                                          2

                  Condensed Statements of Operations - Three and
                  Nine Month Periods ended September 30, 1998 and 1997       3

                  Condensed Statements of Cash Flows - Nine Month
                  Periods ended September 30, 1998 and 1997                  4

                  Notes to Condensed Financial Statements                    5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                      27

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings                                         27

         Item 2.  Changes in Securities and Use of Proceeds                 28

         Item 3.  Defaults Upon Senior Securities                           28

         Item 4.  Submission of Matters to a Vote of Security Holders       28

         Item 5.  Other Information                                         28

         Item 6.  Exhibits and Reports on Form 8-K                          29

         Signatures                                                         30

I.  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          EXODUS COMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                                             1998                        1997
                                                                                     --------------------     --------------------
ASSETS
Current assets:
  Cash and cash equivalents......................................................          $  191,047               $   10,270
  Accounts receivable............................................................               8,954                    1,837
  Prepaid expenses and other current assets......................................               4,603                    1,377
                                                                                           ----------               ----------
    Total current assets.........................................................             204,604                   13,484
Property and equipment, net......................................................              49,615                   25,170
Restricted cash equivalents......................................................              45,895                    1,753
Other assets.....................................................................               7,035                      566
                                                                                           ----------               ----------
                                                                                           $  307,149               $   40,973
                                                                                           ==========               ==========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank borrowings................................................................          $       --               $    3,000
  Current portion of equipment loans and line of credit facilities...............              14,076                    3,777
  Current portion of capital lease obligations...................................               3,730                    1,143
  Accounts payable...............................................................              11,233                    6,252
  Accrued expenses...............................................................              12,559                    3,019
                                                                                           ----------               ----------
    Total current liabilities....................................................              41,598                   17,191
Equipment loans and line of credit facilities, less current portion..............              17,537                   12,693
Capital lease obligations, less current portion..................................               8,938                    2,442
11-1/4% Senior Notes due 2008....................................................             200,000                       --
                                                                                           ----------               ----------
    Total liabilities............................................................             268,073                   32,326
                                                                                           ----------               ----------
Redeemable convertible preferred stock and warrants..............................                  --                   39,247
                                                                                           ----------               ----------
Stockholders' equity (deficit):
 Common stock, $0.001 par value:  50,000,000 and 53,281,579 authorized as of
  September 30, 1998 and December 31, 1997, respectively; 19,795,870 and
  2,067,253 shares issued and outstanding as of September 30, 1998 and as of
  December 31, 1997, respectively................................................                  19                        2
 Additional paid-in capital......................................................             116,053                    2,508
 Notes receivable from stockholders..............................................                 (50)                    (140)
 Deferred stock compensation.....................................................              (1,312)                  (2,393)
 Accumulated deficit.............................................................             (75,634)                 (30,577)
                                                                                           ----------               ----------
Total stockholders' equity (deficit).............................................              39,076                  (30,600)
                                                                                           ----------               ----------
                                                                                           $  307,149               $   40,973
                                                                                           ==========               ==========

           See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                             1998              1997               1998              1997
                                                     ------------------------------------  -------------------------------------
Revenues                                                $   14,462         $    3,443          $  31,638        $    7,505
                                                        ----------         ----------         ----------        ----------

Costs and expenses:
    Cost of revenues                                        16,427              4,644             39,291             9,542
    Marketing and sales                                      6,887              3,291             20,467             7,667
    General and administrative                               3,861              1,447              9,518             3,526
    Product development                                        935                512              2,299             1,100
                                                        ----------         ----------         ----------        ----------
Total costs and expenses                                    28,110              9,894             71,575            21,835
                                                        ----------         ----------         ----------        ----------

Operating loss                                             (13,648)            (6,451)           (39,937)          (14,330)

Net interest expense                                         4,012                105              5,120               242
                                                        ----------         ----------         ----------        ----------
    Net loss                                               (17,660)            (6,556)           (45,057)          (14,572)

Cumulative dividends and accretion on
  redeemable convertible preferred stock                        --               (823)            (2,014)             (823)
                                                        ----------         ----------         ----------        ----------

Net loss attributable to common stockholders            $  (17,660)        $   (7,379)        $  (47,071)       $  (15,395)
                                                        ==========         ==========         ==========        ==========

Basic and diluted net loss per share                    $    (0.90)        $    (3.86)        $    (3.32)       $    (8.01)
                                                        ==========         ==========         ==========        ==========

Shares used in computing basic and diluted net
    loss per share                                          19,592              1,911             14,198             1,921
                                                        ==========         ==========         ==========        ==========


           See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                          -----------------
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                                      1998                   1997
                                                                                      ----                   ----
Cash flows from operating activities:
  Net loss                                                                      $     (45,057)        $     (14,572)
  Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                     8,568                 1,762
      Loss on disposal of property and equipment                                          248                    --
      Noncash warrant expense                                                             786                    --
      Amortization of deferred stock compensation                                       1,081                    85
      Amortization of debt issuance costs                                                 274                    --
      Interest accretion on restricted cash equivalents                                  (580)                   --
      Changes in operating assets and liabilities:
          Accounts receivable                                                          (7,117)               (1,230)
          Prepaid expenses and other assets                                            (3,970)                 (671)
          Accounts payable                                                              4,981                 4,063
          Accrued expenses                                                              9,540                 1,092
                                                                                -------------         -------------
              Net cash used for operating activities                                  (31,246)               (9,471)
                                                                                -------------         -------------
Cash flows from investing  activities:
  Purchases of property and equipment                                                 (26,523)              (14,775)
                                                                                -------------         -------------
             Net cash used for investing activities                                   (26,523)              (14,775)
                                                                                -------------         -------------
Cash flows from financing  activities:
  Proceeds from issuance of redeemable convertible preferred stock and
   warrants                                                                             2,176                14,541
  Proceeds from issuance of common stock                                               71,353                 1,189
  Proceeds from issuance of bridge financing convertible notes                             --                 3,975
  Notes receivable from stockholders, net                                                  90                    35
  Repayment of bank borrowings                                                         (3,000)                   --
  Proceeds from sale-leaseback transactions                                             4,035                   932
  Payment on capital lease obligations                                                 (1,689)                 (368)
  Proceeds from debt                                                                   18,611                 5,501
  Repayment of debt                                                                    (3,468)                 (716)
  Proceeds from 11-1/4% Senior Notes, net                                             194,000                    --
  Restricted cash equivalents                                                         (43,562)                 (675)
                                                                                -------------         -------------
                  Net cash provided by financing activities                           238,546                24,414
                                                                                -------------         -------------

Net increase in cash and cash equivalents                                             180,777                   168
Cash and cash equivalents at beginning of year                                         10,270                 3,715
                                                                                -------------         -------------
Cash and cash equivalents at end of period                                      $     191,047         $       3,883
                                                                                =============         =============
Supplemental disclosure of cash flow information:
  Cash paid-interest                                                            $       2,921         $         340
                                                                                =============         =============
  Noncash investing and financing activities:
      Assets recorded under capital lease                                       $       6,691         $         829
                                                                                =============         =============
      Cumulative dividends and accretion on Series C and D
          redeemable convertible preferred stock and warrants                   $       2,014         $         823
                                                                                =============         =============
      Conversion of redeemable convertible preferred stock to
           common stock                                                         $      43,437         $          --
                                                                                =============         =============
      Conversion of bridge financing convertible notes to
           redeemable convertible preferred stock                               $          --         $       3,975
                                                                                =============         =============

See accompanying notes to condensed financial statements.

                          EXODUS COMMUNICATIONS, INC.
                          ---------------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------



NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with the Company's Registration Statement on Form S-1 (File No. 333-44469). Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - NET LOSS PER SHARE

   Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share for the nine month periods ended September 30, 1998 and 1997 does not include the effect of
(i) 3,345,000 and 1,092,000 options outstanding as of September 30, 1998 and September 30, 1997, respectively, (ii) 267,000 warrants to purchase common stock and 961,000 warrants to purchase common and redeemable convertible preferred stock, as of September 30, 1998 and September 30, 1997, respectively, and (iii) 11,987,000 shares (up to the date of the initial public offering) and 10,444,000 shares of redeemable convertible preferred stock on an "as if converted" basis for the nine month periods ended September 30, 1998 and 1997, respectively, as the effect of their inclusion is antidilutive during each period.

NOTE 3 - INITIAL PUBLIC OFFERING AND SENIOR NOTES

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

   On July 1, 1998, the Company issued $200 million of 11-1/4% Senior Notes due 2008 for aggregate net proceeds of approximately $194,000,000. Included in restricted cash equivalents is approximately $42,900,000 which has been deposited with an escrow agent that will pay, when due, the first four semi-annual interest payments on the Senior Notes.

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

NOTE 5 - PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (in thousands):

                                                                 September 30,      December 31,
                                                                     1998               1997
                                                                   --------           --------

Data centers and related equipment...........................     $  40,774          $  16,316
Furniture, fixtures, computer equipment and other............        21,181             12,815
                                                                  ---------          ---------
                                                                     61,955             29,131
Less accumulated depreciation and amortization...............        12,340              3,961
                                                                  ---------          ---------
                                                                  $  49,615          $  25,170
                                                                  =========          =========

   Computer equipment and certain data center equipment recorded under capital leases aggregated $15,145,000 and $4,419,000 as of September 30, 1998 and December 31, 1997, respectively. Accumulated amortization for the assets recorded under capital leases aggregated $2,393,000 and $722,000 as of September 30, 1998 and December 31, 1997, respectively.

NOTE 6 - BANK BORROWINGS, EQUIPMENT LOANS AND LINE OF CREDIT FACILITIES

   The Company has a $7,000,000 bank line of credit bearing interest at the bank's prime rate, which is collateralized by all of the Company's assets. The bank line of credit expires in December 1998. No amount was outstanding under the bank line of credit as of September 30, 1998.

A summary of equipment loans and line of credit facilities follows:

                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                               1998                   1997
                                                                               ----                   ----
                                                                                      (IN THOUSANDS)
$850,000 equipment term loan with a financial institution;
prime rate plus 2.5% (11.0% as of June 30, 1998); principal
and interest due monthly for 42 months............................          $      --              $     178

$1,800,000 equipment line of credit facility; effective interest rate of approximately 16.4%; principal and interest due
monthly through September 2000; collateralized by
equipment.........................................................              1,094                  1,393

$3,000,000 equipment line of credit facility; effective interest rate of approximately 12.9%; principal and interest due
monthly through July 2001; collateralized by
equipment.........................................................              2,379                  2,756

$6,500,000 equipment line of credit facility; effective interest rate of approximately 15.9%; principal and interest due
monthly through July 2001; collateralized by
equipment.........................................................              5,194                  6,312

$3,000,000 equipment line of credit facility; effective interest rate of approximately 16.2%; principal and interest due
monthly through May 2001; collateralized by
equipment.........................................................              2,257                  2,787

$5,000,000 equipment line of credit facility; effective interest rate of approximately 16.2%; principal and interest due
monthly through September 2001; collateralized by
equipment.........................................................              3,371                  3,044

$10,000,000 equipment line of credit facility; effective interest rate of approximately 13.8%; principal and interest due
monthly through July 2002; collateralized by
equipment.........................................................              9,318                     --

$8,000,000 line of credit facility; effective interest
rate of approximately 12.8%; principal and interest due
monthly through January 2000; collateralized by all of the
Company's assets..................................................              8,000                     --

                                                                            --------------         ---------
                                                                               31,613                 16,470
Less current portion                                                           14,076                  3,777
                                                                            --------------         ---------
Debt, less current portion                                                  $  17,537              $  12,693
                                                                            ==============         =========

NOTE 7 - COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no material differences between net loss and comprehensive loss during the three and nine months ended September 30, 1998 and 1997.

NOTE 8 - SUBSEQUENT EVENT

   On October 2, 1998, the Company entered into an Asset Purchase Agreement with CyberGuard Corporation under which it purchased substantially all of the assets, including customer agreements, and assumed certain liabilities of Arca Systems, Inc. ("Arca"), a wholly-owned subsidiary of CyberGuard Corporation. Arca is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. The Company also hired Arca's 43 employees. Arca will operate as a wholly-owned subsidiary of the Company. The consideration paid to CyberGuard Corporation in connection with the purchase of assets, together with amounts paid to Arca employees in connection with their initial employment by the Company and expenses associated with these transactions, amounted to an aggregate of less than $8 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties, including the timely expansion of the Company's network and opening of additional Internet Centers and the ability of the Company to execute its current business plan, retain customers, meet the increasing requirements of existing customers and attract new customers and other factors described throughout this Form 10-Q, including under "Revenues" and "Other Factors That May Affect Future Operating Results," (referred to herein as "Other Factors") and in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with the Company's Registration Statement on Form S-1 (File No. 333-44469) (the "Final Prospectus"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Other Factors That May Affect Future Operating Results" consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Final Prospectus, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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


   The Company opened its first Internet Data Center in the San Francisco metropolitan area in August 1996. Since that time, the Company has opened seven additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997), San Francisco (August 1997 and June 1998), Seattle (September
1997), Los Angeles (October 1997), Washington, D.C. (December 1997) and Boston (July 1998) and has a server hosting facility in London. Additionally, the Company plans to open Internet Data Centers in the Chicago metropolitan area in the first quarter of 1999 and the London metropolitan area in the second quarter of 1999 as well as additional Internet Data Centers in the Washington, D.C. and Seattle metropolitan areas. See "Other Factors--Risks Associated with Accelerated Business Expansion" for risks related to the foregoing forward-looking statements. These facilities serve as a base for the array of solutions offered by the Company, including server hosting, Internet connectivity, collaborative systems management and Internet technology services. The building of these Internet Data Centers has required the Company to obtain substantial equity and debt financing. See "Other Factors--Substantial Leverage and Debt Service" and "--Liquidity and Capital Resources" below.


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


   Since the Company began to offer server hosting services in 1995, it has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of September 30, 1998, the Company had an accumulated deficit of approximately $75.6 million. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. Currently, the Company anticipates making significant investments in new Internet Data Centers, product development and sales and marketing programs and personnel and therefore believes that it will continue to experience net losses on a quarterly and annual basis for the foreseeable future. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. See "Other Factors--Limited Operating History; History of Losses" for risks related to the foregoing forward-looking statements.

RESULTS OF OPERATIONS

   The following table sets forth certain statement of operations data as a percentage of total revenues for the three month and six month periods ended September 30, 1998 and September 30, 1997. This information has been derived from the Company's unaudited financial statements, which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Final Prospectus. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                              Three Months Ended                    Nine Months Ended
                                                     ------------------------------------  -------------------------------------
                                                         September 30,     September 30,      September 30,     September 30,
                                                             1998              1997               1998              1997
                                                     ------------------  ----------------  -----------------  ------------------
Revenues                                                     100.0 %            100.0 %            100.0 %           100.0%

Costs and expenses:
    Cost of revenues                                         113.6              134.9              124.2             127.1
    Marketing and sales                                       47.6               95.6               64.7             102.1
    General and administrative                                26.7               42.0               30.1              47.0
    Product development                                        6.5               14.9                7.2              14.7
                                                        ----------         ----------         ----------        ----------
        Total costs and expenses                             194.4              287.4              226.2             290.9
                                                        ----------         ----------         ----------        ----------
        Operating loss                                       (94.4)            (187.4)            (126.2)           (190.9)

Net interest expense                                          27.7                3.0               16.2               3.2
                                                        ----------         ----------         ----------        ----------
    Net loss                                                (122.1)%           (190.4)%           (142.4)%          (194.1)%

   REVENUES

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

   The Company's revenues increased 320% to $14.5 million for the three months ended September 30, 1998 from $3.4 million in the same period of the prior year. Revenues increased 322% to $31.6 million for the nine months ended September 30, 1998 from $7.5 in the same period of the prior year. This growth in revenues resulted primarily from increases in the number of customers, increases in revenues from existing customers and the opening of new Internet Data Centers.

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

   The Company's cost of revenues increased 254% to $16.4 million for the three months ended September 30, 1998 from $4.6 million in the same period of the prior year. Cost of revenues increased 312% to $39.3 million for the nine months ended September 30, 1998 from $9.5 million in the same period of the prior year. Cost of revenues as a percentage of revenues decreased to 114% and 124% for the three month and nine month periods ended September 30, 1998, from 135% and 127% for the same respective periods of the prior year. These declines were due to the Company's significant increase in revenues between the comparison periods. The Company expects that cost of revenues will continue to increase in absolute dollars but will continue to decline as a percentage of total revenue as existing fixed costs are spread over more substantial operations and as the Company realizes operating efficiencies associated with its increased levels of operations. The increases in cost of revenues in absolute dollars were primarily the result of costs associated with the opening of additional Internet Data Centers, including the hiring of additional employees, and the Company's expansion and increased capacity of its nationwide backbone network. The Company expects that its cost of revenues as a percentage of revenues may remain above 100% through most of the first half of 1999.

 MARKETING AND SALES

   The Company's marketing and sales expenses are comprised primarily of salaries and benefits for the Company's marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses. The Company's marketing and sales expenses increased 109% and 167% to $6.9 million and $20.5 million (including a one-time non-cash charge of $525,000 related to a warrant issued to At Home Corporation in the first quarter of 1998 in connection with a distribution alliance) for the three month and nine month periods ended September 30, 1998 from $3.3 million and $7.7 million in the same respective periods of the prior year. Marketing and sales expenses increased as a result of increased marketing and sales personnel, increased training, travel and entertainment expenses for sales personnel, increased costs for marketing collateral, and increased public relations expenses. Marketing and sales expenses as a percentage of revenues decreased to 48% and 65% for the three month and nine month periods ended September 30, 1998, compared to 96% and 102% for the same respective periods of the prior year. These declines were due primarily to increased recurring revenues from existing customers, which tend to have lower marketing and sales associated with them, as well as the Company's general significant increase in revenues between the comparison periods. The Company expects that marketing and sales expenses will continue to increase in absolute dollars but will continue to decline as a percentage of total revenues as recurring revenues from the existing customers, which tend to have lower marketing and sales expenses associated with them, become a more significant percentage of total revenues. However, the foregoing forward-looking statement is subject to risks and uncertainties, which may cause actual results to differ, such as risks associated with the Company's achievement of anticipated levels of revenues and expenses, and the impact of competition. See "Other Factors--Competition"; "--Dependence on New Market; Uncertainty of Acceptance of Services."

 GENERAL AND ADMINISTRATIVE

   The Company's general and administrative expenses are comprised primarily of salaries and benefits for the Company's administrative and management information systems personnel and fees paid for professional services and recruiting. The Company's general and administrative expenses increased 167% and 170% to $3.9 million and $9.5 million for the for the three month and nine month periods ended September 30, 1998, respectively, from $1.4 million and $3.5 million in the same respective periods of the prior year. General and administrative expenses increased in absolute dollars as a result of additional personnel and increased professional and recruiting services. General and administrative expenses as a percentage of revenues decreased to 27% and 30% for the three months and nine months ended September 30, 1998, respectively, from 42% and 47% in the same respective periods of the prior year. These declines were due to the Company's significant increase in revenues between the comparison periods. The Company expects that general and administrative expenses will continue to increase in absolute dollars but will continue to decline as a percentage of total revenues as existing overhead is spread over more substantial operations. However, the foregoing forward-looking statement is subject to risks and uncertainties, which may cause actual results to differ materially, such as risks associated with the Company's achievement of anticipated levels of revenues and expenses. See "Other Factors--Potential Fluctuations in Operating Results."

 PRODUCT DEVELOPMENT

   The Company's product development expenses are comprised primarily of salaries and benefits for the Company's product development personnel and fees paid to consultants, all of whom focus their efforts primarily on the integration of best-of-breed products and services developed by leading technology vendors with the Company's services and the development of the Company's proprietary technologies. The Company's product development expenses increased 83% and 109% to $935,000 and $2.3 million for the three month and nine month periods ended September 30, 1998, respectively, from $512,000 and $1.1 million in the same respective periods of the prior year. Product development expenses increased in absolute dollars as a result of additional personnel and the increase in fees paid to consultants. Product development expenses as a percentage of revenues decreased to 6% and 7% for the three month and nine month periods ended September 30, 1998, respectively, from 15% in the same respective periods of the prior year. These declines were due to the Company's significant increase in revenues between the comparison periods. The Company expects that product development expenses will continue to increase in absolute dollars as the Company makes additional investments in developing proprietary technology, particularly related to its collaborative systems management services, but will decline as a percentage of total revenues as existing costs are spread over a larger revenue base. However, the foregoing forward-looking statement is subject to risks and uncertainties that may cause actual results to differ materially, such as risks associated with the Company's achievement of anticipated levels of revenues and expenses. See
"Other Factors-Potential Fluctuations in Operating Results."

 NET INTEREST EXPENSE

   The Company's net interest expense increased to $4.0 million and $ 5.1 million for the three month and nine month periods ended September 30, 1998, respectively, from $105,000 and $242,000 in the same periods of the prior year. The increases in net interest expense between the comparison periods was primarily the result of interest expenses associated with the Company's $200 million 11 1/4% Senior Notes (the "Senior Notes") which were issued July 1, 1998, substantially increased borrowings as the Company entered into equipment loans and lease agreements to finance the construction of its Internet Data Centers, and working capital lines of credit to finance working capital for its operations. The Company expects that net interest expense will continue to increase as the Company enters into additional equipment leases and loans and obtains additional borrowings and as interest income is reduced resulting from the decline in the Company's cash reserves to fund working capital and other uses.

 DEFERRED COMPENSATION EXPENSE

   The Company's deferred compensation expense increased to $329,000 and $1.3 million for the three month and nine month periods ended September 30, 1998 from $85,000 in the same periods of the prior year. The Company has recorded deferred stock compensation in connection with the grant of certain stock options and stock from March 1997 through May 1998. Deferred compensation expense associated with the grant of stock options is generally being amortized over the 50 month vesting period of such options. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. These amortization amounts are allocated among the expense categories discussed above.

 EBITDA

   The Company's loss before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") increased to $9.4 million and $29.5 million for the three month and nine month periods ended September 30, 1998, respectively, from a loss of $5.6 million and $12.5 million in the same respective periods of the prior year. The increase in the level of EDITDA losses between the comparison periods was primarily due to increased expenditures needed to support the Company's growth in operations, including salaries and benefits for additional employees, network costs, rent, utilities and other costs related to the increase in the number of Company's Internet Data Centers as well as increased marketing and sales expenses, consulting fees and professional services. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, the Company's management believes that EBITDA is an additional meaningful measure of performance and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception and through September 30, 1998, the Company has financed its operations primarily through private sales of preferred stock, its initial public offering in March 1998, its Senior Notes and through various types of equipment loans and lease lines and working capital lines of credit. At September 30, 1998, the principal sources of liquidity for the Company was $191 million of cash and cash equivalents. As of that date, the Company also had equipment loans and lease lines and working capital lines of credit under which it could borrow up to an additional aggregate of $6.2 million for purchases of equipment and for working capital. As of September 30, 1998, the Company's total bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and Senior Notes were $244.3 million. See Notes 2 and 6 of Notes to Financial Statements. In addition, the Company expects to enter into a credit facility with Goldman Sachs Credit Partners L.P. (the "Credit Facility"), under which the Company will be permitted to borrow up to approximately $25.0 million or up to approximately $50.0 million upon meeting certain financial tests. The Credit Facility is expected to be secured by a first priority lien on substantially all of the Company's assets (subject to certain exceptions) and the assets and stock of any future subsidiaries. The Credit Facility is subject to the satisfaction of certain material conditions precedent and the specific terms of the Credit Facility are subject to change pursuant to final loan documentation. There can be no assurance as to whether, or on what terms, the Company will enter into the Credit Facility.


   Since the Company began to offer server hosting services in 1995, the Company has had significant negative cash flows from operating activities. Net cash used for operating activities for the nine months ended September 30, 1998 was $31.2 million, primarily due to net losses, offset in part by increases in accrued expenses and accounts payable and depreciation and amortization. This compares to net cash used for operating activities for the nine months ended September 30, 1997 of $9.5 million, primarily due to net losses, offset in part by increases in accounts payable.

   Net cash used for investing activities for the nine months ended September 30, 1998 was $26.5 million compared to $14.8 million for the nine months ended September 30, 1997. Net cash used for investing activities was due to capital expenditures for the continued construction of Internet Data Centers, leasehold improvements, furniture and fixtures, and computers and other equipment. Cash provided by financing activities for the nine months ended September 30, 1998 was $238.5 million, primarily due to the proceeds from the Company's issuance of $200 million Senior Notes and its initial public offering. This compares to net cash provided by financing activities for the nine months ended September 30, 1997 of $24.4 million due primarily to the proceeds of the issuance of preferred stock and warrants.

   As of September 30, 1998, the Company had commitments under capital leases and under noncancellable operating leases of $12.7 million and $92.5 million, respectively, through 2010. The Company intends to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. The Company expects to finance such capital expenditures primarily through existing and future equipment loans and lease lines, net proceeds from the Senior Notes and borrowings under the expected Credit Facility. The Company expects to meet its working capital and capital expenditure requirements over the next 12 months with existing cash and cash equivalents and short-term investments, the proceeds from the Senior Notes, borrowings under the expected Credit Facility, cash from sales of services and proceeds from existing and future working capital lines of credit. The Company may enter into additional equipment loans and capital leases. The Company may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that the Company will be successful generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to it. See "Risk Factors--Risks Associated with Accelerated Business Expansion."

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

   As referenced in the first paragraph of this Item 2, this section consists primarily of forward-looking statements and accompanying risks. In addition to the factors set forth above, the following additional factors may affect the Company's future operating results.

   LIMITED OPERATING HISTORY; HISTORY OF LOSSES. While the Company began operations in 1992, it did not offer server hosting services until 1995 and did not open its first dedicated Internet Data Center until August 1996, at which time it refocused its business strategy on providing Internet system and network management solutions for enterprises' mission-critical Internet operations. As a result, the Company's business model is still in an emerging state. Since it began to offer server hosting services in 1995, the Company has experienced operating losses and negative cash flows from operations in each quarterly and annual period. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. Currently, the Company anticipates making significant investments in new Internet Data Centers and product development and sales and marketing programs and personnel and therefore believes that it will continue to experience net losses on a quarterly and annual basis for the foreseeable future. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for Internet system and network management solutions. To address these risks, among other things, the Company must market its brand name effectively, provide scaleable, reliable and cost-effective services, ensure and enhance customer satisfaction, continue to grow its infrastructure to accommodate new Internet Data Centers and increased bandwidth use of its network, expand its channels of distribution, retain and motivate qualified personnel and continue to respond to competitive developments. Failure of the Company's services to achieve market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate necessarily is indicative of future operating results, and there can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved.

   POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced significant fluctuations in its results of operations on a quarterly and an annual basis. The Company expects to continue to experience significant fluctuations in its future quarterly and annual results of operations due to a variety of factors, many of which are outside the Company's control, including: demand for and market acceptance of the Company's services and enhancements; introductions of services or enhancements by the Company and its competitors; capacity utilization of its Internet Data Centers; reliable continuity of service and network availability; the ability to increase bandwidth as necessary, both on the Company's network and at its interconnection points with other networks; the costs associated with increasing bandwidth on the Company's network and at its interconnection points with other networks; the timing of customer installations; providing customer discounts and credits; the mix of services sold by the Company; customer retention and satisfaction; the timing and success of marketing efforts and service introductions by the Company; the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations; the timely expansion of existing Internet Data Centers and completion of new Internet Data Centers; costs related to the acquisition of backbone capacity; the introduction by third parties of new Internet and networking technologies; increased competition in the Company's markets; changes in the pricing policies of the Company and its competitors; fluctuations in bandwidth used by customers; the retention of key personnel; economic conditions specific to the Internet industry; and other general economic factors. In addition, a relatively large portion of the Company's expenses are fixed in the short-term, particularly with respect to telecommunications, depreciation, certain substantial interest expenses, real estate and interest expenses and personnel, and therefore the Company's operating results are particularly sensitive to fluctuations in revenues. Also, if the Company's agreement with Computer Associates International, Inc. ("Computer Associates") were to terminate and the Company continued to require Computer Associates' software, the license fees paid by the Company could increase fixed costs significantly. Furthermore, if the Company were to become unable to continue leveraging third party products in the Company's services offerings, the Company's product development costs could increase significantly. Although the Company has not encountered significant difficulties in collecting upon accounts receivable in the past, many of the Company's customers are in an emerging stage, and there can be no assurance that the Company will be able to collect receivables on a timely basis. For these and other reasons, in some future quarters, the Company's results of operations may fall below the expectations of securities analysts or investors, which could have a material adverse effect on the market price of the Company's Common Stock.

   RISKS ASSOCIATED WITH ACCELERATED BUSINESS EXPANSION. A key element of the Company's business strategy is the expansion of the Company's network through the opening of additional Internet Data Centers in geographically diverse locations. The Company currently has eight Internet Data Centers located in six metropolitan areas: San Francisco (3), New York, Los Angeles, Seattle, Washington, D.C. and Boston and has a server hosting facility in the London metropolitan area. The Company intends to expand domestically and internationally, including the expected addition of Internet Data Centers in Chicago metropolitan area in the first quarter of 1999 and the London metropolitan area in the second quarter of 1999 as well as additional Internet Data Centers in the Washington, D.C. and Seattle metropolitan areas. The Company's continued expansion and development of its network will depend on, among other things, the Company's ability to assess markets, identify Internet Data Center sites, install facilities and establish local peering interconnections with Internet service providers ("ISPs"), all in a timely manner, at reasonable costs and on terms and conditions acceptable to the Company. The Company's ability to manage this expansion effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company's inability to establish additional Internet Data

Centers or manage effectively its expansion would have a material adverse effect upon the Company's business, results of operations and financial condition.

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

   UNPROVEN NETWORK SCALABILITY. The Company must continue to expand and adapt its network infrastructure (both its network and its interconnections to other networks) as the number of users and the amount of information they wish to transport increase and to meet changing customer requirements. The expansion and adaptation of the Company's telecommunications infrastructure will require substantial financial, operational and management resources as the Company negotiates telecommunications capacity with its existing and other network infrastructure suppliers and interconnection capacities with other ISPs. The Company is expanding significantly and rapidly its network infrastructure due to increased usage, and as a result additional stress is being placed upon the Company's network hardware and traffic management systems as well as the capacity of the networks of the ISPs with which it interconnects. Due to the limited deployment of the Company's services to date, the ability of the Company's network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown, and the Company faces risks related to the network's ability to be scaled up to its expected customer levels while maintaining superior performance. As customers' usage of bandwidth increases, the Company will need to make additional investments in its infrastructure, including interconnections, to maintain adequate downstream data transmission speeds, the availability of which may be limited or the cost of which may be significant. The ability of the Company to increase its interconnections depends largely on the ability and willingness of other ISPs, which are outside of the control of the Company. In addition, as the Company adds new customers that have significant bandwidth needs, it may be required to increase quickly its network capacity which may be difficult in light of current lead times within the industry for adding capacity and interconnections. There can be no assurance that additional network capacity and interconnections will be available from third-party suppliers and ISPs as it is needed by the Company. As a result, there can be no assurance that the Company's network will be able to achieve or maintain a sufficiently high capacity of data transmission, especially if the usage of the Company's customers increases. The Company's failure to achieve or maintain high capacity data transmission circuits and sufficient interconnections could significantly reduce consumer demand for its services, because of possible degradation of service, and have a material adverse effect on its business, results of operations and financial condition. In addition, as the Company upgrades its telecommunications infrastructure to increase bandwidth available to its customers, it is likely to encounter a certain level of equipment or software incompatibility, which may cause delays in implementation. There can be no assurance that the Company will be able to expand or adapt its telecommunications infrastructure to meet additional demand or its customers' changing requirements, including its plans to add OC-12 circuits, on a timely basis and at a commercially reasonable cost, or at all.

   DEPENDENCE UPON NETWORK INFRASTRUCTURE. The Company's success will depend upon the capacity, scalability, reliability and security of its network infrastructure, including the capacity leased from its telecommunications network suppliers. In particular, the Company is dependent on WorldCom and Qwest and certain other telecommunications providers for its backbone capacity (including the Company's dedicated clear channel network and transit access to ISPs) and is therefore dependent on such companies to maintain the operational integrity of its backbone and interconnections. In addition, the Company relies on a number of public and private peering interconnections to deliver its services. If the carriers that operate the Internet exchange points ("IXPs") were to discontinue their support of the peering points and no alternative providers were to emerge, or such alternative providers were to increase the cost of utilizing the IXPs, the distribution of content through the IXPs, including content distributed by the Company, would be significantly constrained. Furthermore, as traffic through the IXPs increases, if commensurate increases in bandwidth are not added, the Company's ability to distribute content rapidly and reliably through these networks will be adversely affected. Many of the companies with which the Company maintains private interconnections are competitors of the Company and may not be cooperative in responding to the Company's requests to increase interconnection points and capacities. If these organizations were to refuse to continue to interconnect directly with the Company, or begin to impose additional costs (including fees) on the Company to maintain and/or increase these interconnections, the Company might be required to purchase transit access services to these ISPs in order to allow the Company's customers to reach the customers of these ISPs, which would increase the Company's costs and as a result the Company's business, results of operations and financial condition could be materially adversely affected.


   SUBSTANTIAL LEVERAGE AND DEBT SERVICE. The Company has significant amounts of outstanding indebtedness and interest cost. The Company's level of indebtedness presents various risks, including the possibility that the Company may be unable to generate cash sufficient to pay the principal of and interest on the indebtedness when due. At September 30, 1998, the Company's total bank borrowings, debt and capital lease obligations were approximately $244.3 million and its borrowings available under existing equipment loans and working capital lines of credit was approximately $6.2 million, subject to the borrowing conditions contained therein. In addition, the Company will have the right to issue additional Notes on or prior to July 1, 1999 in an aggregate principal amount not to exceed $75.0 million. Furthermore, the Company expects to enter into a new secured Credit Facility, and the Notes would be effectively subordinated to any borrowings under the Credit Facility. The Company expects to incur additional equipment loans and lease lines to finance capital expenditures for its Internet Data Centers and may obtain additional working capital lines of credit and lease lines.

   The Company's ability to make principal and interest payments on the Senior Notes, and service other existing and future indebtedness, will be dependent on the Company's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control. These factors include prevailing economic conditions and financial, competitive, legislative, regulatory and other factors affecting the Company's business and operations, and may be dependent on the availability of borrowings under the expected Credit Facility or other borrowings. Although the Company believes, based on current levels of operations, that its cash flow from operations, together with other sources of liquidity, will be adequate to make required payments of principal and interest on its debt (including the Senior Notes), whether at or prior to maturity, finance anticipated capital expenditures and fund working capital requirements, there is no assurance in this regard. If the Company is unable to generate sufficient cash flow from operations, or obtain additional equipment loans or equipment and working capital lines of credit, in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain other sources of financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any other financing could be obtained, particularly in view of the Company's high level of indebtedness and the fact that substantially all of the Company's assets have been pledged to secure obligations under certain existing indebtedness.

   The degree to which the Company is leveraged could have important consequences to the Company's future operations, including but not limited to:
(i) increasing the Company's vulnerability to general adverse economic and industry conditions; (ii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements; (iv) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (v) placing the Company at a competitive disadvantage vis-a-vis less leveraged or better capitalized competitors. Certain of the Company's indebtedness are secured by the Company's assets. A default under such indebtedness could result in the foreclosure on such collateral, which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    COMPETITION. The market served by the Company is intensely competitive, and such competition is increasing. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include Internet system engineering expertise, customer service, network capability and connectivity to other networks, reliability, quality of service and scalability, broad geographic presence, brand name, technical expertise and functionality, the variety of services offered, the ability to maintain and expand distribution channels, customer support, price, the timing of introductions of new services, network security, financial resources and conformity with industry standards.


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

   Certain of the Company's competitors may be able to provide customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to the Company's. There can be no assurance that the Company will be able to offset the effects of any such price reductions. In addition, the Company believes that the businesses with which the Company competes are likely to encounter consolidation in the near future, which could result in increased price and other competition that could have a material adverse effect on the Company's business, results of operations and financial condition.

   DEPENDENCE ON NEW MARKET; UNCERTAINTY OF ACCEPTANCE OF SERVICES. The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of market entrants. There is significant uncertainty regarding whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. The Company's future growth, if any, will be dependent on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and the Company's ability to market its services in a cost-effective manner to a sufficiently large number of customers. In addition, in order to be successful in this emerging market, the Company must be able to differentiate itself from its competition through its service offerings, such as its collaborative systems management and Internet technology services and through quality of service. There can be no assurance that the Company will be successful in differentiating itself or achieving market acceptance of its services, or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If the Company incurs increased costs or is unable, for technical or other reasons, to develop and introduce new services or enhancements of existing services in a timely manner, or if new products or services do not achieve market acceptance in a timely manner or at all, the Company's business, results of operations and financial condition could be materially adversely affected.

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

   SYSTEM SECURITY RISKS. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Certain of the Company's services rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Despite the Company's design and implementation of a variety of network security measures, there can be no assurance that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. The Company's Internet Data Centers have in the past experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card, bank account numbers and other information, that is electronically transmitted between the Company and its customers or stored in the computer systems of the Company and its customers, which could result in liability to the Company and the loss of existing customers or the deterrence of potential customers. Although the Company intends to continue to implement industry-standard security measures as well as other security measures, such measures have been circumvented in the past, and there can be no assurance that any such measures implemented by the Company will not be circumvented in the future. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

   MANAGEMENT OF GROWTH. The Company is currently experiencing a period of rapid growth with respect to the building of its Internet Data Centers, expansion of its customer base and increase in the number of Company employees. This growth has placed, and if it continues, will place, a significant strain on the Company's financial, management, operational and other resources, including its ability to ensure customer satisfaction. In addition, the Company may be required to manage multiple relationships with a growing number of third parties as it seeks to complement its service offerings. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. The Company has recently hired many key employees and officers, including its President and Chief Executive Officer, its Vice President, Marketing and Strategy and its Vice President, Engineering, and as a result, the Company's entire management team has worked together for only a brief time. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected.

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

   DEPENDENCE ON KEY PERSONNEL. The Company's success depends in significant part upon the continued services of its key technical, sales and senior management personnel, including the Company's Chairman of the Board of Directors, K.B. Chandrasekhar. The Company's future success will also depend on its ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. There can be no assurance that the Company will be able to attract and retain key personnel. The loss of the services of one or more of the Company's key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

   RISKS ASSOCIATED WITH ACQUISITIONS. The Company believes that its future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. There can be no assurance that the Company will successfully identify, acquire on favorable terms or integrate such businesses, products, services or technologies. The Company may face competition for acquisition opportunities, which may inhibit the Company's ability to consummate suitable acquisitions and increase the costs of completing and the time required to complete such acquisitions. Any such acquisitions, including its recent acquisition of Arca Systems, will require the Company to manage and integrate such acquired businesses, products, services or technologies, coordinate (and possibly change) the diverse operating structures, policies and practices of the acquired entities and to integrate new employees into the Company's organization and culture. Failure to integrate and manage acquired businesses, products, services and technologies successfully could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions by the Company may result in the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expenses. These factors could have a material adverse effect on the Company's business, results of operations and financial condition.

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

   The Company has determined increasingly to develop or acquire additional proprietary intellectual property in addition to licensing technologies from third parties. The Company may from time to time receive notices from third parties suggesting or claiming infringement by the Company with respect to current or future products, particularly if such products or services include one or more of the Company's own proprietary technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of products and services and competitors in the Company's industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product installation delays or require the Company to enter into royalty or licensing agreements.

   YEAR 2000 RISKS. The Year 2000 problem stems from the use of a two digit date field to represent the year (e.g., 85=1985) in computer software and firmware. As a result, many currently installed computer systems are not capable of distinguishing dates beginning with the year 2000 from dates prior to the year 2000. Software so created may be unable to properly address dates after 1999. As a result, computer systems or applications used by many companies in a wide variety of industries may experience operating difficulties unless the systems or applications are modified to process information related to the date change adequately. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of decisions to purchase the Company's products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, the Company's business, results of operations and financial condition could be materially adversely affected. In addition, any costs of defending and resolving any Year 2000 related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

   Exodus' Year 2000 Risk Management Initiative. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 issues. As such, the Company has put into place a comprehensive Year 2000 Risk Management initiative that is adequately funded, staffed and managed. This initiative's scope covers both the Company's information technology (IT) systems and non-IT systems and addresses all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA). The program has several phases that overlap, all of which will be completed with issues identified to be resolved by the end of the third quarter of 1999. The
Company's internal assessment of the Year 2000 issues is expected to be complete by December 1998. At the conclusion of the assessment, the Company plans to remedy any identified Year 2000 issues and test the solutions adopted during the first quarter of 1999. In the second quarter of 1999, the Company plans to have an independent review completed of its Year 2000 assessment with final Year 2000 compliance expected in the third quarter of 1999.

   The Company has established procedures for evaluating and managing the risks and costs associated with this problem. Funding and execution for this initiative is within the Company's existing business units and operating budgets and is not viewed as material. Based on its current assessment, the Company estimates that its costs (excluding employee personnel time and effort) to resolve its Year 2000 issues (other than unanticipated liabilities) should not exceed $500,000. The Company further estimates that the time and effort required of Company personnel to resolve Year 2000 issues will not be material.

The Company's Year 2000 initiative specifically addresses processes and methods in eleven focused areas:

     . Assess Situation
          .. Understand the scope and magnitude of Year 2000 problems to the Company's organizational systems and operations.

          .. Define the Company's objective for Year 2000 compliance, develop an inventory of the Company's systems, assess the impact of Year 2000 on these systems, and identify candidate solutions for addressing Year 2000 problems.

     . Analyze Candidate Solutions
          .. Perform studies and analyses resulting in the selection of a solution to meet the Year 2000 problem and its defined constraints.
          .. Define approach and evaluation criteria for the analysis, select the candidate solutions, and implementation.

     . Plan Technical Effort
          .. Establish plans that provide the basis for scheduling, costing, controlling, tracking and negotiation the nature and scope of technical work involved in transitioning a system to Year 2000 compliance.
          .. Develop estimates for the work to be performed, obtain necessary commitments from interfacing groups, and define plan to perform the work.

     . Monitor and Control Technical Effort
          .. Provide adequate visibility into actual progress and risks. .. Involves directing, tracking, and reviewing the project's accomplishments, results and risks against its documented estimates, commitments and plans.

     . Ensure Quality
          .. Address not only the quality of Year 2000 compliant systems but also the quality of the process used to produce those systems.
          .. Involves objective verification of a project's activities with respect to its plans and work products (e.g. code) to the Company's standards.

     . Manage Configurations
          .. Maintain data on identified configuration units and analyze and control changes to the systems and its configuration units.
          .. Provide accurate and current configuration data to internal Company personnel and external vendors for all work products placed under configuration management.

     . (Re)Engineer Products/Data
          .. Consistently perform a well-defined engineering process that integrates all engineering activities involved in developing/converting products/services meeting the requirements for Year 2000 compliance as defined by the Company.

          .. Specify change requirements for Year 2000 compliant systems, develop designs to accommodate those requirements, implement the corresponding designs in software and perform testing of those implementations.

     . Integrate Systems

          .. Ensure that system elements, and the system as a whole will function in accordance with requirements when the elements operate in conjunction with each other and with other external systems.
          ..  Identify, define and control interfaces.
          .. Verify system functions whose successful operation involves more than one system element throughout the entire product life cycle.

     . Verify and Validate Systems
          .. Ensure that the development/supplier team performs increasingly comprehensive evaluations to ensure evolving work products meet all requirements.
          .. Scope covers development of the full system/service, as well as its production, operation, delivery and support.
          .. Measures customer loyalty on the basis of the customer's operational needs and continues throughout product/service life.

     . Oversee and Manage Subcontracts
          .. Ensure that acquisition (outsourcing) of services for development of Year 2000 compliant software keeps risks to an acceptable minimum.
          .. Ensure that both the operation of the software resulting from such contracts and the data processing by the products under such contracts meets the Company's requirements for Year 2000 compliance.

     . Oversee and Manage Acquisitions
          .. Ensure that acquisitions of commercial off-the-shelf tools and/or software for Year 2000 compliance keeps risks to an acceptable minimum.

          .. Ensure that both operation of the software resulting from such contracts and the data processed by the products under such contracts meets the Company's requirements for Year 2000 compliance.

   The above eleven focus areas provide an instrument for analyzing the Company's organizational process to assure the Company's preparedness for Year 2000 business operations. It also reviews both technical and managerial practices to ensure effective management of the Year 2000 conversion or compliant-product development process. Lastly, the Company sees this as an effective process for identifying the Company's strengths and weaknesses with respect to Year 2000 practices. Results of the Company's YEAR 2000 initiative to date in specific target area is as follows.

   Company Services and Products. The Company has determined that its Internet Data Center equipment is either currently Year 2000 compliant or that a funded replacement/upgrade plan is in place to resolve known issues. Likewise, based on the on-going assessment relative to its current software service offerings, the Company believes that the current versions of these products are either "Year 2000 compliant" or will not require substantial effort or cost to make them Year 2000 compliant by the end of the third quarter of 1999. The Company is also in the process of a complete asset inventory and final asset analysis assessment. This review is being conducted to re-validate previous Year 2000 assessments conducted by the management of the Company's individual departments. These departmental programs and assessments are now part of a coordinated unified company-wide Year 2000 initiative.

   Company Vendor Relations. The Company's Year 2000 initiative also addresses its vendor relationships (both IT and non-IT) and their readiness/preparedness relating to Year 2000 issues. IT vendors include software providers, hardware providers, service providers, off the shelf software publishers and IT consultants. Non-IT providers include but are not limited to electric power suppliers, vendors of uninterruptable power supplies and generators, telcommunications service providers, business partners, facilities maintainers and other non-IT service contractors. The Company recognizes that it faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. In the event that any such third parties cannot provide the Company with products, services or systems that are Year 2000 compliant on a timely basis (or in the event that Year 2000 issues prevent such third parties from delivering products, services or systems required by the Company on a timely basis), the Company's business, results of operations and financial condition could be materially adversely affected.
To date, the Company has not discovered nor does it anticipate any material issues with its vendors and service providers. Evaluation of vendor Year 2000 preparedness is an on-going process. As the Company's Year 2000 evaluation does not evaluate our vendors' vendors nor our vendors' customer base viability issues, the Company will be developing contingency plans as it deems necessary to address specific vendor/service provider concerns.

   Internal Operations. The Company has reviewed, and continues to review, its internal management information and other systems in order to identify and modify those products, services or systems that may not be Year 2000 compliant. Based on its assessment to date, the Company believes that its internal management information and other systems are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant. The Company does not foresee any issues with its internal IT and internal non-IT systems being Year 2000 compliant by the end of the third quarter of 1999.

   Company Customer Risks. Many of the Company's customers maintain their Internet operations on servers which may be impacted by Year 2000 complications. The failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on the Company's customers, which in turn could have a material adverse effect on the Company's business, results of operations and financial condition if its customers are forced to cease or interrupt Internet operations or if its customers experience malfunctions related to their equipment which in turn affect the overall operations of the Company.

   Year 2000 Risk Summary. While the Company believes its Year 2000 initiative to be prudent, properly funded and staffed and well-managed, there can be no assurance that the Company will identify and remedy all Year 2000 problems in a timely fashion, that any remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   The Company's initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-44469) that was declared effective by the SEC on March 18, 1998 and pursuant to which the Company sold an aggregate of 5,125,000 shares of its Common Stock.


   As of September 30, 1998, the Company had used the estimated aggregate net proceeds of $69,743,750 from its initial public offering as follows:


   Construction of plant, building and facilities:          $1.0  million

   Purchase and installation of machinery and equipment:    $1.7  million

   Purchases of real estate:                                $   0

   Acquisition of other businesses:                         $   0

   Repayment of indebtedness:                               $3.5  million

   Working capital:                                         $23.3 million

   Temporary investments (short term, interest bearing
   treasury securities):                                    $40.2 million

   Other purposes:                                          $   0


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  OTHER INFORMATION

   On October 2, 1998, the Company entered into an Asset Purchase Agreement with CyberGuard Corporation under which it purchased substantially all of the assets, including customer agreements, and assumed certain liabilities of Arca Systems, Inc. ("Arca"), a wholly-owned subsidiary of CyberGuard Corporation. Arca is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. The Company also hired Arca's 43 employees. Arca will operate as a wholly-owned subsidiary of the Company. The consideration paid to CyberGuard Corporation in connection with the purchase of assets, together with amounts paid to Arca employees in connection with their initial employment by the Company and expenses associated with these transactions, amounted to an aggregate of less than $8 million.

   On September 1, 1998, K.B. Chandrasekhar resigned as the Company's Chief Executive Officer and Ellen M. Hancock was appointed to serve in that position. K.B. Chandrasekhar continues to serve as the Company's Chairman of the Board of Directors.

   On October 26, 1998, B.V. Jagadeesh, the Company's Vice President, Engineering, resigned from that position and was appointed as the Company's Chief Technology Officer. On October 26, 1998, James McInerney was appointed to the position of Vice President, Engineering.

   On November 2, 1998, Susan Farber was appointed to the position of Vice President, Marketing and Strategy. Effective November 2, 1998, Ellen M. Hancock ceased serving in the role of acting Vice President, Marketing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

a.  Exhibits

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

        10.38* Lease Agreement dated August 1998 between Reynolds Metals Development Company and Registrant.

        10.39* Building Lease dated September 1998 between Centerpoint Properties Trust and Registrant.

        10.40* Sublease Agreement dated September 4, 1998 between S3, Incorporated and Registrant.

        27.1    Financial Data Schedule

        __________________

        * Incorporated by reference from the exhibit bearing the same number in the Company's Registration Statement on Form S-4 (File No. 333-62413).

b.  Reports on Form 8-K

     Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EXODUS COMMUNICATIONS, INC.


      November 13, 1998                         /s/ Ellen M. Hancock
-----------------------------             --------------------------------------
           Date                                     Ellen M. Hancock
                                            President, Chief Executive Officer
                                                       and Director



      November 13, 1998                         /s/ Richard S. Stoltz
-----------------------------             --------------------------------------
           Date                                     Richard S. Stoltz
                                                Chief Financial Officer and
                                                  Chief Operating Officer
                                            (Duly Authorized Officer and Chief
                                                    Accounting Officer)

                                Exhibit Index
                                -------------

    Exhibit No.  Description of Exhibit
    -----------  ----------------------

        10.38* Lease Agreement dated August 1998 between Reynolds Metals Development Company and Registrant.

        10.39* Building Lease dated September 1998 between Centerpoint Properties Trust and Registrant.

        10.40* Sublease Agreement dated September 4, 1998 between S3, Incorporated and Registrant.

        27.1    Financial Data Schedule

        __________________

        * Incorporated by reference from the exhibit bearing the same number in the Company's Registration Statement on Form S-4 (File No. 333-62413).