Form 10-K405
period 1998-12-31
EXODUS COMMUNICATIONS INC
filed 1999-02-22
CIK 1013740

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-K

(Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission file number: 000-23795

                          EXODUS COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       77-0403076
       (State or other jurisdiction of                        (I.R.S. employer
       incorporation or organization)                      identification number)

                          2831 Mission College Blvd.
                             Santa Clara, CA 95054
         (Address of principal executive offices, including zip code)

                                (408) 346-2200
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section
 12(g) of the Act:                         Common Stock
                                           Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                                       As of February 10, 1999
                                                       -----------------------
   Aggregate market value of the voting stock held by
   non-affiliates of the Registrant based on the
   closing price of such stock:                         $1,395,174,207
   Number of shares of Common Stock outstanding:            20,274,465

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          EXODUS COMMUNICATIONS, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                          Page
                                                                          ----
 PART I

 Item 1.   Business ...................................................   3
 Item 2.   Properties .................................................   14
 Item 3.   Legal Proceedings ..........................................   15
 Item 4.   Submission of Matters to a Vote of Security Holders ........   15

 PART II

 Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters ........................................   16
 Item 6.   Selected Consolidated Financial Data .......................   17
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................   18
 Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   36
 Item 8.   Financial Statements and Supplementary Data ................   36
 Item 9.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure ...................................   36

 PART III

 Item 10.  Directors and Executive Officers of the Registrant .........   37
 Item 11.  Executive Compensation .....................................   41
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management..................................................   44
 Item 13.  Certain Relationships and Related Transactions .............   46

 PART IV

 Item 14.  Exhibits, Financial Statements, Financial Statement
           Schedules, and Reports on Form 8-K..........................   47

 Signatures.............................................................  51

 Index to Consolidated Financial Statements and Schedule................  F-1

                                    PART I

   This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC. Readers are urged to carefully review and consider the various disclosures made by Exodus in this report and in our other reports filed with the SEC, that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1. BUSINESS

The Company

   Exodus is a leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. Our solutions include Internet Data Centers, network services and managed services, which together provide the high performance, scalability and expertise that enterprises need to optimize their Internet operations. Exodus delivers its services from geographically distributed, state-of-the-art Internet Data Centers that are connected through a high performance dedicated and redundant backbone network. Our tailored solutions are designed to integrate seamlessly with existing enterprise systems architectures and to enable customers to outsource the monitoring, administration and optimization of their equipment, applications and overall Internet operations. As of December 31, 1998, we had more than 800 customers, including installed and uninstalled customers under contract, and managed over 6,000 customer servers. Our customers represent a variety of industries, ranging from Internet-centric companies such as Lycos, Inc., eBay Inc., MSN Hotmail (a subsidiary of Microsoft Corporation), Yahoo! Inc., Inktomi Corporation and GeoCities, to media companies such as MSNBC, USA Today Information Network, SportsLine USA, Inc. and E-Online!, to Fortune 500 customers such as Applied Materials, Hewlett-Packard Company and National Semiconductor Corporation.

   Because Internet usage is growing rapidly, businesses are increasing the breadth and depth of their Internet product and services offerings. These Internet operations are mission-critical for virtually all Internet-centric businesses and are becoming increasingly mission-critical for many mainstream enterprises. In order to ensure the quality, reliability, availability and redundancy of these mission-critical Internet operations, corporate IT departments must make substantial investments in facilities, personnel, equipment and networks that must be continuously upgraded to reflect changing technologies and rapidly scale as the enterprise grows. Such a continuing significant investment of resources is often an inefficient use of overall resources and, as a result, a significant need exists for outsourcing arrangements that can increase performance, provide continuous operation of Internet solutions and reduce Internet operating expenses. We believe a significant opportunity exists for a highly focused company to provide a combination of server hosting, Internet connectivity and managed services that will enable reliable, high performance of mission-critical Internet operations.

   Exodus offers an integrated portfolio of solutions that provide customers with a scalable, secure and high performance platform for the development, deployment and proactive management of mission-critical Internet operations. Our server hosting and Internet connectivity services are offered through our Internet Data Centers' national backbone network of multiple high speed DS-3, OC-3 and OC-12 lines, along with our public and private network peering interconnections. We continue to upgrade our network in order to accommodate expected traffic growth. Our managed services include performance monitoring, site management reports, data backup and restore services and security services. These services provide the foundation for high performance, availability, scalability and reliability of customers' Internet server operations. In addition, we integrate best-of-breed technologies from leading vendors with our expertise and proprietary technology.

   Our objective is to become the leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. To achieve this objective, we intend to:

  . extend our market leadership and position Exodus as the brand name and leader in this market;

  . focus on enhancing systems and network management and Internet technology services;

  . accelerate our domestic expansion and begin to establish a global presence;

  . leverage our expertise to address new market opportunities such as e-commerce; and

  . continue to establish strategic relationships for distribution and technology.

   We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996, and introduced managed services in 1997. We currently operate eight Internet Data Centers consisting of approximately 200,000 gross square feet, located in six metropolitan areas: Boston, Los Angeles, New York, San Francisco, Seattle and Washington, D.C. We also have a server hosting facility in the London metropolitan area. In 1999, we plan to open additional Internet Data Centers in the Washington, D.C. and Seattle metropolitan areas, and to open our first Internet Data Centers in the Chicago and London metropolitan areas.

   We recently expanded our solutions and services by acquiring two providers of Internet technologies, Arca Systems, Inc. ("Arca") and American Information Systems, Inc. ("AIS"). In October 1998, we purchased Arca, a provider of advanced network and system security consulting services. In February 1999, to accelerate our launch into the Chicago metropolitan area, we acquired AIS, a regional provider of co-location, Web hosting and professional services.

Services

   Exodus' Internet solutions and services are designed to provide enterprises with the high performance, scalability and expertise they need to optimize their mission-critical Internet operations. We create tailored solutions for our customers based on their unique business and technical requirements, and modify the services as the customers' needs evolve. Our service offerings include server hosting from our Internet Data Centers, network services and managed services.

   Internet Data Centers--Server Hosting Facilities

   We deliver our services from geographically distributed, state-of-the-art Internet Data Centers with uninterruptible power supply and back-up generators, fire suppression, raised floors, HVAC, separate cooling zones, seismically braced racks, 24x7 operations and high levels of physical security. In these facilities, we support leading Internet hardware and software systems vendor platforms, including those from Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, IBM, Microsoft Corporation, Silicon Graphics, Inc., Sun Microsystems, Inc. and

The Santa Cruz Operation, Inc. This multi-vendor flexibility enables the customer to retain complete control over the technical solution and to integrate its Internet operations with its existing IT technical architecture. Because mission-critical Internet operations are typically very dynamic and often require immediate hardware and software upgrades to maintain targeted service levels, customers have unlimited 24x7 access to the Internet Data Centers. Additional space and electrical power can be added as needed, ensuring that the customer has access to additional server hosting services.

   Based upon their business and technical requirements, customers can select from shared rack facilities within common cage areas, highly secure cabinets, enclosed cage facilities or vaults. Our server hosting facilities generally include dedicated electrical power circuits to ensure that each customer's electrical power requirements are met.

   The following chart summarizes the key features of our current server hosting services:

 Service                          Description                      Benefits
 -------                          -----------                      --------
 CyberRack           19(inch) or 23(inch) quarter,         . Entry-level service,
                      half or full rack                      providing economical
                                                             solution for customers
                                                             that do not need
                                                             dedicated environments
                                                           . Secured environment
                                                             that is shared by
                                                             multiple customers
 CyberCabinet        19(inch) or 23(inch)                  . Dedicated, locked
                      full cabinet                           cabinet
                                                           . A single rack with the
                                                             security of a
                                                             dedicated environment
                                                           . Dedicated power
                                                             circuits
 Virtual Data Center 7(foot) X 8(foot) cage or             . Dedicated, locked cage
                      customized to order                  . Flexibility in
                                                             designing and
                                                             configuring Internet
                                                             servers, including
                                                             space for multiple
                                                             racks and other
                                                             customer computing
                                                             products
                                                           . Dedicated power
                                                             circuits
 ExodusVault         8(foot) X 8(foot) or                  . Dedicated, enclosed
                      8(foot) X 12(foot) vault or            security area
                      customized to order                  . Additional security
                                                             for sensitive Internet
                                                             transactions by
                                                             financial institutions
                                                             and on-line merchants
                                                           . Biometric
                                                             identification for
                                                             entry and exit, motion
                                                             and temperature
                                                             detectors, cameras,
                                                             high impact glass, and
                                                             secured data and
                                                             electrical lines
                                                           . Dedicated power
                                                             circuits

   Network Services--Internet Connectivity

   Exodus connects its Internet Data Centers through a high performance, dedicated and redundant backbone ring with multiple high speed DS-3, OC-3 and OC-12 lines, along with our public and private network peering interconnections. Our network services are designed to deliver the scalability, high availability and performance required for high-volume, mission-critical Internet operations. Since our customers' mission-critical Internet operations often experience network traffic spikes due to promotions or events, we have a policy of providing sufficient excess network capacity for our customers.

   To meet customers' requirements of near 100% availability, our network is designed to minimize the likelihood of any single point of failure. Each Internet Data Center has multiple physical fiber paths into the facility. We maintain multiple network links from multiple vendors into each Internet Data Center and regularly check that our fiber backbone is traversing physically-separated paths. Customers may also enhance their Internet site's availability by physically duplicating their site at multiple Internet Data Centers, and synchronizing applications and content through our private fiber backbone network. This network architecture optimizes the availability of a customer's site, even in the event of a link failure.

   Our network services are also designed to consistently deliver low-latency and peak network performance. By the end of 1998, our network exchanged a sustained 2.7 gigabits per second volume of traffic with the Internet during peak periods. Our backbone engineering personnel continuously monitor traffic patterns and congestion points throughout our network and at our interconnection points, and dynamically reroute traffic flows to optimize end-user response times. We also provide peak network performance by maintaining a large number of direct public and private network peering interconnections. Our network includes private peering interconnections with 36 national ISPs, as well as public peering interconnections with over 120 ISPs.

   Managed Services

   We provide managed services to our customers, including detailed monitoring, reporting and management tools to control their hardware, network, software and application environments. Through our system and network management framework, a customer can manage mission-critical Internet operations housed at our Internet Data Centers as well as at the customer's site. We believe this provides an important advantage to enterprises seeking to outsource a portion of their Internet operations and to link the management of the outsourced operations with in-house operations. Our proactive service methodology focuses on identifying and resolving potential problems before they ever affect an Internet site's availability or performance. Our sophisticated Internet system and network management solutions enable us to identify and to begin to resolve hardware, software, network and application problems, frequently before the customer is even aware that a problem exists. We offer the services summarized in the following chart:

    Service                 Description                       Benefit

Managed           . A package of 24x7 monitoring    . Real time monitoring,
 Monitoring         and management solutions for      notification and
 Services           system and database               reporting for server and
                    applications that includes        database alarms and
                    SystemHealth, Database            problems
                    Health, and HeadsUp Site
                    Monitoring services

SystemHealth      . 24x7 proactive monitoring of    . Maximizes availability
 Monitoring         Internet server process           of customers' mission-
 Service          . 24x7 rebooting of servers         critical Internet
                  . Monthly and daily reports         operations by
                    available via the Web             identifying potential
                  . An Exodus system                  problems proactively
                    administrator that performs     . Allows customers to
                    problem resolution and            leverage Exodus' systems
                    automated process restarts        expertise
                    (optional)                      . Offload problem
                                                      resolution to Exodus
                                                      (optional)

    Service                 Description                       Benefit
DatabaseHealth    . 24x7 proactive monitoring of    . Maximizes availability
 Monitoring         SQL server processes              of customers' database
 Service          . Automated customer                resources by identifying
                    notification of database          potential problems
                    problems                          proactively
                  . Monthly and daily reports       . Offload problem
                    available via the Web             resolution to Exodus
                  . Exodus system administrator       (optional)
                    who performs problem
                    resolution (optional)
                  . Automated process restarts
                    (optional)
HeadsUp Site      . A password protected, HTML-     . Displays a variety of
 Monitor            based tool for reporting          data including bandwidth
                    real-time and historical          reports, current
                    system and network                information on network
                    information as well as            events, and URL data
                    bandwidth usage data
Site Management   . Bandwidth usage reports,        . Assists in capacity
 Reports            graphic and tabular               planning and management
                    statistics delivered to           of network resources
                    customers via the Internet
                    on an hourly, daily and
                    semi-monthly basis
Internet          . Tape management services to     . Maximizes the
 Disaster           restore sites after a system      availability of
 Recovery           failure Distributed load          customers' applications;
                    balancing services to             provides additional
                    seamlessly re-route user          redundancy in the event
                    traffic to an alternate site      of Internet site failure
                    in the event of a failure
Internet          . Assigned project manager        . Assures a smooth
 Systems            accountable for developing a      transition to an Exodus
 Integration        migration plan, managing the      Internet Data Center
                    site's installation, and          along with ongoing
                    providing ongoing account         support
                    support
                  . Exodus acts as value-added
                    reseller of Cisco and F5
                    Labs, Inc. products,
                    primarily routers, hubs and
                    switching equipment, in
                    connection with server
                    hosting services
Data Vault        . Fully-managed on site back-     . Maintains regular data
                    up and restore provided in        back-up and fast network
                    partnership with Sun              restore capability for
                    Microsystems, utilizing           mission-critical
                    Veritas NetBackup solution        Internet sites
                    and DLT tape storage
                    technology
Exodus SAFE       . Full range of perimeter         . Enhances site security
 (Secure Access     firewall security,                and integrity
 from Exodus)       penetration testing,
                    automated intrusion
                    detection, site security
                    auditing, and consulting
                    services
                  . Potential intruders
                    identified and blocked from
                    customer's site
                  . Site's security probed and
                    tested 24x7 and audit
                    reports generated on
                    potential security risks
                  . Proactive agendas developed
                    before site integrity is
                    comprised

    Service                Description                      Benefit

Exodus
 MultiPath Site   . Site requests intelligently    . Increases availability
                    balanced across multiple         and performance for
                    servers located within a         multi-server, mission-
                    single Internet Data Center      critical Internet sites

Exodus            . Intelligent routing            . Maximizes availability
 Multipath Net      services that                    and performance for
                    geographically distribute        Internet sites located
                    end-user requests                across multiple Internet
                  . Traffic routed based upon        Data Centers
                    server performance and         . Optimizes end-user
                    availability, Internet           response time
                    traffic patterns, and the      . Provides sophisticated
                    geographic locations of the      Internet site redundancy
                    requesters

   The following chart summarizes the key features of an additional managed service we are developing:

    Service                Description                       Benefit

Caching           . Deployment of Inktomi          . Provides customers with a
                    network caching technology       cost-effective option to
                    through our network of           geographically distribute
                    Internet Data Centers, that      their content, thereby
                    will facilitate the              enabling them to reach a
                    distribution of customer         wider range of their
                    content                          Internet end-users
                  . Expected to become
                    available by the end of
                    1999

   We also offer professional services and intend to expand such services to assist our customers in planning their strategies for managing mission-critical Internet operations, transitioning such operations to our Internet Data Centers and managing certain aspects of their Internet operations. These services can be layered to allow customers to outsource an increasing portion of the management of their Internet operations.

Customers

   We have established a diversified base of customers in a wide range of industries, including finance, entertainment, high technology, education, healthcare and publishing. As of December 31, 1998, we had over 800 customers (including installed and uninstalled customers under contract). The following is a representative list of our Internet Data Center customers which generated aggregate revenues for us in 1998 in excess of $15 million. These customers represented in the aggregate approximately 30% of our 1998 revenues, and none of such customers individually represented in excess of 10% of 1998 revenues.

Applied Materials         Fujitsu                    National Semiconductor
Beyond.com                GeoCities                  NextCard
CondeNet                  Hearst New Media &         Onsale
Cybercash                  Technology                priceline.com
DoubleClick               Hewlett-Packard            SF Gate--The Chronicle
eBay                      Inktomi                     Publishing Company
Eidos Interactive         Kelley Blue Book           Sony Online Ventures
E-Loan                    Lycos                      SportsLine USA
eShare Technologies       Macromedia                 United Media
France Telecom North      MSNBC Interactive News     USA Today Information
 America                  MSN Hotmail                 Network
FreeRealTime.com

Sales and Marketing

   Our sales and marketing objective is to achieve broad market penetration within our target market of enterprises that depend upon the Internet for mission-critical operations. As of December 31, 1998, we had 166 employees engaged in sales and marketing.

   We sell our services to enterprises directly through our sales force and indirectly through our channel partners. We are actively seeking to increase our sales and distribution capabilities and coverage in the United States and to expand internationally as new Internet Data Centers are installed outside of the United States, commencing with our Internet Data Center in London, England. Currently, most of our sales are derived through the efforts of our direct sales force.

   Sales Force

   Our sales force is organized into four distinct groups, consisting of field sales, strategic accounts, channel sales and telesales, each of which is further divided into geographical regions within the United States. There is also a new sales organization in London that began to staff in October 1998. Systems engineers and project managers support our sales force, providing pre- and post-sales support to ensure that customers' services are implemented properly and efficiently.

   Channel Program

   Our channel program includes relationships with At Home Corporation, Hewlett-Packard Company, Silicon Graphics, Inc. and Sun Microsystems, Inc. The various levels of channel program partner participation are summarized below:

  . Solutions Integrators play a sales representative role for us, and receive a one-time payment, based on the monthly recurring charges from opportunities brought into us. They are typically consultants, independent Web developers, content developers, developers of small- to medium-sized applications, and regional VARs.

  . Alliance Partners market our services, and receive a monthly residual income for opportunities introduced to us. Alliance Partners are typically larger regional or national systems integrators, Web developers, hardware and software resellers, consulting organizations and ISPs.

  . Technology Partners market software or hardware solutions, working together with us to offer superior services and innovative products. Through product promotions and bundled solutions, technology partners can offer their customers new value-added services and greater pricing incentives.

  . Resellers market co-branded Exodus services. They commit to a certain volume level to resell as part of their application or niche-focused service offering to their customer base.

   Marketing

   Our marketing organization is responsible for product marketing management, public relations and marketing communications. Product marketing management includes defining the product roadmap and bringing to market the portfolio of services and programs that will address customer needs. These activities include product strategy and definition, pricing, competitive analysis, product launches, channel program management and product lifecycle management. We stimulate product demand through a broad range of marketing communications, public relations, industry event sponsorship, as well as through our Web site. Public relations focuses on cultivating industry analyst and media relationships with the goal of securing broad media coverage and public recognition of our leadership position in the market for Internet system and network management solutions.

Customer Service

   We offer superior customer service by understanding the technical requirements and business objectives of our customers and by fulfilling their needs proactively on an individual basis. Working closely with our customers, we optimize the performance of our customers' Internet operations, avoid downtime, resolve problems that may arise, and make appropriate adjustments in services as customer needs change over time. In December 1998, to enhance our customer service delivery and increase operating efficiencies 24x7, we launched a centralized call center for our three San Francisco Internet Data Centers. We intend to roll out a similar program to our other Internet Data Centers. Partnering with our customers, we also solicit feedback to ensure that we continue to offer the highest quality of service. We use advanced software tools to aid in customer monitoring and service efforts. Many of our customer service personnel have been specifically trained and certified by the vendors of our software tools, including Sun Microsystems, Inc., Microsoft Corporation, Oracle Corporation and Computer Associates.

   We also provide customer service and technical support during the installation phase, including a transition team and project management support. Our customer service continues after installation, through customer advocacy representatives who are responsible for resolving customer problems.

   In addition, we provide system integration services between the customer's Internet site and legacy systems. After installation, primary customer support is coordinated through each Internet Data Center's Network Control Center. These centers are operated 24x7 by engineers who monitor site and network operations, and activate teams to solve problems that arise. To solve complex problems, we draw on the collective expertise at all of our Internet Data Centers, creating a nationwide engineering pool. Our customer service personnel are also available to assist customers whose operations require specialized procedures.

   We employ network engineers and systems administrators who work with customers to design and maintain their Internet operations. Our network engineers and system administrators are trained specialists who support Windows NT, Solaris, Linux and other UNIX platforms. They are also trained to support Cisco routers and switches. They also serve as the second level of support for customer issues that cannot be resolved by the Network Control Center. We also employ a group of backbone engineers who are accountable for designing and operating the dynamic network that connects our Internet Data Centers. This group constantly monitors the network design and effectiveness to optimize performance for customers, rerouting and redesigning traffic as conditions require.

   Our contracts with customers generally cover the provision of services by us for a one year period and may contain, among other things, certain service level warranties. These service agreements entered into prior to August 1997 typically included service level warranties which provided that, if we failed to provide Internet Data Center services to a customer for more than 24 consecutive hours, such customer's account would be credited for the charges the customer paid for services it did not receive during such period. Between August 1997 and July 1998, our service agreements typically included service level warranties which provide that, if we fail to provide Internet Data Center services to a customer for more than two consecutive hours, such customer's account would be credited for one day of service and, if for more than eight consecutive hours, one week of service, with each customer limited to one credit per month. Since July 1998, our service agreements have typically included service level warranties which provide that, if we fail to provide Internet Data Center services to a customer for more than 15 minutes, such customer's account would be credited for one day of service, up to a maximum of seven days in any month. In addition, we provide additional credits for packet loss and transmission latency. Certain customers have received more favorable terms than those described above. To date, only a limited number of customers have been entitled to these warranties to receive a credit for a period of free service. As we did not open our first dedicated Internet Data Center until August 1996, we have had Internet Data Center customers for only a short period of time. Accordingly, many of our customers are within the first year of their service contracts. We have had limited experience with customers whose initial one year service contract terms have been completed and whose contracts are therefore eligible for renewal.

   As of December 31, 1998, we had 214 employees dedicated to customer service, professional services and network engineering.

Network Design

   Our high performance server network is designed to provide the highest possible availability and reliability for our customers' Internet operations. The network comprises our eight Internet Data Centers that are interconnected by a high-performance backbone network that is connected to the Internet through public and private peering interconnections. Within each Internet Data Center, a virtual LAN environment provides redundant, high-speed internal connectivity.

   Our Internet Data Centers are located near most of the major Internet exchange points ("IXPs") and are connected to their local IXPs by multiple DS-3 or OC-3 lines, provisioned by Teleport Communications Group Inc., MFS Communications Company, Inc., Brooks Fiber Properties, Inc. and the Regional Bell Operating Companies. These links to the local exchange points, combined with private exchanges with ISPs, connect the customers' traffic to the Internet.

   In order to provide a high level of redundancy, performance, and capacity, along with real-time content replication or caching across our Internet Data Centers, we have multiple DS-3, OC-3 and OC-12 lines. We engineer our backbone with a geographically diverse fiber path to provide high availability, even in the event of a link failure. We regularly upgrade our network in order to accommodate expected traffic growth. For customers with servers located at multiple Internet Data Centers, we provide dynamic response time and load balancing technologies for optimal routing of traffic.

   Within each Internet Data Center, we deploy a virtual LAN environment to increase reliability and performance and to provide customers with redundant connectivity to our backbone and the Internet. DS-3, OC-3 and OC-12 lines are strategically placed on different routers to avoid any single points of failure. We also use a combination of public and private peering interconnections to achieve fast and reliable delivery of content. We have private peering interconnections with 36 national ISPs and public peering interconnections with over 120 ISPs. We also have a presence at each of the major U.S. IXPs.

   We will continue to work with ISPs to establish direct private peering interconnections at each of our Internet Data Centers, thus enhancing content delivery. Our broad combination of private and public peering interconnections provides customers with the reliability and redundancy that they need to ensure their content reaches its intended destination. We seek to provide significant unutilized network capacity for our LAN, WAN and public and private peering links to allow for spikes in demand or line outages.

Product Development

   Our product development group is accountable for evaluating and integrating best-of-breed technologies to enhance our service offerings that support the customers' mission-critical Internet operations. We are also developing proprietary technologies that will be integrated with such best-of-breed technologies. We believe that establishing relationships with technology leaders enables us to leverage these enterprises' research and development expertise. These relationships enable us to gain quicker access to innovative technologies and thus provide more creative value-added solutions for our customers. For example, we have worked very closely with Computer Associates to develop certain of our management services using Computer Associates' Unicenter TNG technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results--We Depend on Third Party Equipment and Software Suppliers."

   Our product development personnel have continued to develop strategic vendor and technology relationships, such as the one with Computer Associates. Other key partners include: Checkpoint Software Technologies Limited, Cisco Systems, Inc., Raptor Systems, Inc. and Sun Microsystems, Inc. Additionally, we are developing a caching service with Inktomi Corporation. To the extent that we are unable to obtain the technology necessary to meet customers' needs from a third party, we may develop the technology ourself. As of December 31, 1998, we employed 18 persons in product development.

   Exodus incurred $444,000, $1.6 million and $3.2 million in product development expenses during 1996, 1997 and 1998, respectively.

Competition

   Our market is intensely competitive. There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include:

  .  Internet system engineering and other technical expertise;

  .  customer service;

  .  network capability, reliability, quality of service and scalability;

  .  the variety of services offered;

  .  access to network resources, including circuits and equipment;

  .  broad geographic presence;

  .  price;

  .  the ability to maintain and expand distribution channels;

  .  brand name;

  .  the timing of introductions of new services;

  .  network security; and

  .  financial resources.

   There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our current and potential competitors in the market include:

  .  providers of server hosting services;

  .  national and regional ISPs;

  . global, regional and local telecommunications companies and Regional Bell Operating Companies; and

  .  large IT outsourcing firms.

   Many of our competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services competitive with those we provide.

   Some of our competitors may be able to provide customers with additional benefits in connection with the Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any such price reductions. In addition, we believe our market is likely to encounter consolidation in the near future, which could result in increased price and other competition.

Intellectual Property Rights

   We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. We have no patented technology that would preclude or inhibit competitors from entering our market. Although we have entered into confidentiality agreements with our employees, contractors, suppliers, distributors and appropriate customers to limit access to and disclosure of our proprietary information, these may prove insufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of certain foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

   In addition to licensing technologies from third parties, we are developing and acquiring additional proprietary intellectual property. Third parties may try to claim that our products or services infringe their intellectual property. We expect that participants in our markets will be increasingly subject to infringement claims. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all.

Government Regulation and Legal Uncertainties May Adversely Affect Our
Business

   Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in all states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result, we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business.

There are Risks Involved with the Information Disseminated through Our Network

   The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors without restricting access to such material by persons under seventeen years of age. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue certain service or product offerings. Further, the costs of defending against such claims and potential adverse outcomes of such claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

   Certain businesses, organizations and individuals have in the past sent unsolicited commercial e-mails advertising sites hosted at our facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," has led to some complaints against us. In addition, certain ISPs and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, there can be no assurance that customers will not engage in this practice, which could have a material adverse effect on our business.

Employees

   As of December 31, 1998, Exodus had 472 employees, including 166 employees in sales and marketing, 18 employees in product development, 214 employees in customer service, professional services and network engineering and 74 employees in finance and administration. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract and retain such personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good. See "Management's Discussion and Analysis of Financial Condition and Operating Results--Factors Affecting Future Results--We Must Manage Growth Effectively" and "--We Depend on Our Key Personnel."

ITEM 2. PROPERTIES

   Our executive offices are located in Santa Clara, California and consist of approximately 147,000 square feet that are leased pursuant to an agreement that expires in 2008. We lease the facilities for our current Internet Data Centers in the following metropolitan areas and specific cities, which cover an aggregate of approximately 240,000 gross square feet and expire in the years indicated below:

       Metropolitan
           Area                   City and State                        Lease Expiration
       ------------               --------------                        ----------------
     San Francisco                Santa Clara, CA                             2009
                                  Santa Clara, CA                             2002
                                  Santa Clara, CA                             2007
     New York                     Jersey City, NJ                             2007
     Seattle                      Seattle, WA                                 2007
     Los Angeles                  Irvine, CA                                  2007
     Washington, D.C.             Herndon, VA                                 2004
     Boston                       Waltham, MA                                 2010

   Most of our leases provide for a renewal option upon the expiration of the initial term. We currently maintain sales offices in unutilized space in our Internet Data Centers. We also have a server hosting facility in the London metropolitan area. By the end of 1999, we plan to expand domestically and internationally. This includes additional Internet Data Centers in the Washington, D.C. and Seattle metropolitan areas. We also intend to open our first Internet Data Centers in the Chicago and London metropolitan areas. We have recently entered into leases for the space needed for additional sites in the Washington, D.C. metropolitan area which covers approximately 88,000 square feet (which we will expand to approximately 120,000 square feet when we build an additional floor) and expires in 2008, in the Seattle metropolitan area which covers approximately 99,000 square feet and expires in 2009, in the Chicago metropolitan area which covers approximately 48,000 square feet and expires in 2010, and in the London metropolitan area which covers approximately 41,000 square feet and expires in 2023.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

   Market for Registrant's Common Equity.

   Our Common Stock is traded on the Nasdaq National Market under the symbol "EXDS." The following table sets forth the range of the high and low closing sale prices of our Common Stock by quarter as reported on the Nasdaq National Market since March 19, 1998, the date our Common Stock commenced trading.

                              Quarter                              High   Low
                              -------                             ------ ------
   1998 Fourth Quarter........................................... $66.75 $19.31
   1998 Third Quarter............................................  48.88  17.00
   1998 Second Quarter...........................................  47.88  30.50
   1998 First Quarter (commencing March 19, 1998)................  28.56  27.19

   As of February 10, 1999, the number of stockholders of record was 284. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

   We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

   Use of Proceeds from Sales of Registered Securities.

   Our initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-44469) that was declared effective by the SEC on March 18, 1998 and pursuant to which we sold an aggregate of 5,125,000 shares of our Common Stock.

   As of December 31, 1998, we had used the estimated aggregate net proceeds of $69.8 million from our initial public offering as follows:

   Construction of plant, building and facilities:               $1.0 million
   Purchase and installation of machinery and equipment:          1.7 million
   Purchases of real estate:                                               --
   Acquisition of other businesses:                               5.8 million
   Repayment of indebtedness:                                     6.5 million
   Working capital:                                              38.8 million
   Temporary investments (short term, interest bearing treasury
    securities):                                                 16.0 million
   Other purposes:                                                         --

   The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following consolidated selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 1998, and the consolidated balance sheet data as of December 31, 1997 and 1998, are derived from consolidated financial statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1994, 1995 and 1996 and the consolidated statement of operations data for the year ended December 31, 1995 are derived from consolidated financial statements that have been audited by KPMG LLP that are not included herein. The consolidated statement of operations data for the year ended December 31, 1994 are derived from unaudited consolidated financial statements that are not included herein. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for such periods. Historical results are not necessarily indicative of the results to be expected in the future.

                                                Year Ended December 31,
                                           ------------------------------------
                                            1995     1996      1997      1998
                                           -------  -------  --------  --------
                                            (in thousands, except per share
                                                         data)
Consolidated Statement of Operations
 Data:
Revenues:
 Service revenues........................  $ 1,068  $ 2,454  $ 11,588  $ 49,808
 Equipment revenues......................      340      676       820     2,930
                                           -------  -------  --------  --------
   Total revenues........................    1,408    3,130    12,408    52,738
                                           -------  -------  --------  --------
Cost and expenses:
 Cost of service revenues................      846    2,538    16,228    59,261
 Cost of equipment revenues..............      282      452       640     2,298
 Marketing and sales.....................    1,056    2,734    12,702    28,778
 General and administrative..............      427    1,056     5,983    15,865
 Product development.....................       70      444     1,647     3,221
                                           -------  -------  --------  --------
   Total cost and expenses...............    2,681    7,224    37,200   109,423
                                           -------  -------  --------  --------
   Operating loss........................   (1,273)  (4,094)  (24,792)  (56,685)
Interest income..........................       --       68       193     7,137
Interest expense.........................      (38)    (107)     (699)  (16,894)
                                           -------  -------  --------  --------
   Net loss..............................   (1,311)  (4,133)  (25,298)  (66,442)
 Cumulative dividends and accretion on
  redeemable convertible preferred
  stock..................................       --       --    (1,413)   (2,014)
                                           -------  -------  --------  --------
   Net loss attributable to common
    stockholders.........................  $(1,311) $(4,133) $(26,711) $(68,456)
                                           =======  =======  ========  ========
Basic and diluted net loss per share
 (1).....................................  $ (1.00) $ (2.16) $ (13.85) $  (4.38)
                                           =======  =======  ========  ========
Shares used in computing basic and
 diluted net loss per share (1)..........    1,315    1,914     1,928    15,643
                                           =======  =======  ========  ========
Consolidated Statement of Cash Flows
 Data:
Net cash used for operating activities...  $  (453) $(3,116) $(15,518) $(46,498)
Net cash used for investing activities...      (77)  (3,877)  (23,864)  (92,746)
Net cash provided by financing
 activities..............................      692   10,545    45,937   279,865
Other Data:
EBITDA (2)...............................  $(1,208) $(3,633) $(20,274) $(41,125)
Depreciation and amortization............       65      461     3,429    12,997
Capital expenditures.....................       69    3,499    22,489    44,564
Deficiency of earnings available to cover
 fixed charges (3).......................   (1,311)  (4,133)  (25,298)  (66,442)

-------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share data.
(2) Represents loss before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges ("EBITDA"). Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, and, although EBITDA may not be comparable to other similarly titled information from other companies, our management believes that EBITDA is an additional meaningful measure of performance and liquidity.
(3) Earnings consist of income (loss) before provision for income taxes plus fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest.

                                                  Year Ended December 31, 1994
                                                  ----------------------------
                                                  (in thousands, except ratio
                                                      and per share data)
Consolidated Statement of Operations Data (1):
Revenues.........................................            $ 977
Operating income.................................              143
Net income.......................................              144
Basic and diluted net income per share...........            $0.14
Shares used in computing basic and diluted net
 income per share................................            1,000
Ratio of earnings to fixed charges (2)...........              26x

--------
(1) We are the successor to a Maryland corporation that was formed in August 1992 to provide computer consulting services. We began to offer Internet connectivity services to enterprises in October 1994 and server hosting services in late 1995. In August 1996, we opened our first dedicated Internet Data Center and refocused our business strategy on providing Internet system and network management solutions for enterprises with mission-critical Internet operations.
(2) Earnings consist of income (loss) before provision for income taxes plus fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest.

                                             Year Ended December 31,
                                      -----------------------------------------
                                      1994  1995     1996      1997      1998
                                      ---- -------  -------  --------  --------
                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents............ $  1 $   163  $ 3,715  $ 10,270  $150,891
Restricted cash equivalents and
 investments.........................   --      --      378     1,753    45,614
Working capital (deficiency).........   93  (1,170)   1,892    (3,707)  119,693
Total assets.........................  320     840    8,289    40,973   293,286
Equipment loans, line of credit
 facilities and capital lease
 obligations, less current portion...   --     141    1,449    15,135    27,096
Senior Notes.........................   --      --       --        --   200,000
Total stockholders' equity
 (deficit)...........................  169  (1,140)  (5,234)  (30,600)   19,141

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those set forth under "--Factors Affecting Future Results."

Overview

   We are a leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. Our solutions include Internet Data Centers, network services and managed services, that together provide the high performance, scalability and expertise that enterprises need to optimize Internet operations. We deliver our services from our geographically distributed, state-of-the-art Internet Data Centers that are connected through a redundant high-performance national Internet backbone ring.

   We are the successor to a Maryland corporation that was formed in August 1992 to provide computer consulting services. We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997. We have derived most of our revenues from customers for which we provide these services. Each of our Internet Data Center customers initially purchases a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and some of these customers purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation and for equipment they purchase from us.

   We opened our first Internet Data Center in the San Francisco metropolitan area in August 1996. Since that time, we have opened seven additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997), San Francisco (second site--August 1997; third site--June 1998), Seattle (September 1997), Los Angeles (October 1997), Washington, D.C. (December 1997) and Boston (July 1998), and we have a server hosting facility in London. See "Business--Facilities." The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See "--Factors Affecting Future Results--Our Substantial Leverage and Debt Service Obligations Adversely Affect Our Cash Flow" and "--Liquidity and Capital Resources" below.

   In October 1998, we purchased Arca Systems, Inc. ("Arca"), a provider of advanced network and system security consulting services. In February 1999, we acquired American Information Systems, Inc. ("AIS"), a regional provider of co-location, Web hosting and professional services.

   We intend to expand domestically and internationally. We expect to open additional Internet Data Centers in the Chicago, Washington, D.C., Seattle and London metropolitan areas in 1999. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for an excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be an, Internet Data Center. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See "--Factors Affecting Future Results-- Rapid Expansion Produces a Significant Strain on Our Business" for risks related to the foregoing forward-looking statements.

   Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of December 31, 1998, we had an accumulated deficit of approximately $97 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We intend to invest in new Internet Data Centers, product development, sales and marketing programs, and therefore we believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. Companies, such as Exodus, in the new and rapidly evolving market for Internet system and network management solutions encounter risks, expenses and difficulties that affect their business and prospects. There can be no assurance that we will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved. See "--Factors Affecting Future Results--Our Short Operating History and Heavy Losses Make Our Business Difficult to Evaluate" for risks related to the foregoing forward-looking statements.

Results of Operations for the Years Ended December 31, 1996, 1997 and 1998

   The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31, 1996, 1997 and 1998. This information has been derived from our consolidated audited financial statements included in this Form 10-K. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.

                                 Year Ended December 31,
                                 ---------------------------
                                  1996      1997      1998
                                 -------   -------   -------
   Revenues:
     Service revenues..........     78.4%     93.4%     94.4%
     Equipment revenues........     21.6       6.6       5.6
                                 -------   -------   -------
       Total Revenues..........    100.0     100.0     100.0
                                 -------   -------   -------
   Cost and expenses:
     Cost of service revenues..     81.1     130.8     112.3
     Cost of equipment
      revenues.................     14.4       5.1       4.4
     Marketing and sales.......     87.3     102.4      54.6
     General and
      administrative...........     33.8      48.2      30.1
     Product development.......     14.2      13.3       6.1
                                 -------   -------   -------
       Total cost and
        expenses...............    230.8     299.8     207.5
       Operating loss..........   (130.8)   (199.8)   (107.5)
   Interest income.............      2.2       1.5      13.5
   Interest expense............     (3.4)     (5.6)    (32.0)
                                 -------   -------   -------
       Net loss................   (132.0)%  (203.9)%  (126.0)%
                                 =======   =======   =======

   Revenues

   Our revenues consist of (i) monthly fees from customer use of Internet Data Centers, network services and managed services, (ii) revenues from sales of third-party equipment to customers and (iii) one-time fees for installation. Currently, substantially all of our revenue is derived from services. Revenues (other than installation fees and equipment sales to customers) are generally billed and recognized ratably over the term of the contract, generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services.

   Our service revenues increased 372% from $2.5 million in 1996 to $11.6 million in 1997 and increased an additional 330% to $49.8 million in 1998. This growth in service revenues was primarily the result of opening our Internet Data Centers, increases in the number of new customers, substantially all of which were Internet Data Center customers, and increases in revenues from existing customers. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. Equipment revenues increased 21% from $676,000 in 1996 to $820,000 in 1997 and 257% to $2.9 million in 1998.

   Cost of Revenues

   Our cost of revenues is comprised primarily of our costs for our nationwide backbone network and local telco loops, depreciation, salaries and benefits for our customer service and operations personnel (customer service personnel, network engineers and professional services personnel), rent, repairs and utilities related to our Internet Data Centers and costs of third-party equipment sold to customers.

   Cost of service revenues increased from $2.5 million in 1996 to $16.2 million in 1997 and to $59.2 million in 1998. Our cost of service revenues as a percentage of revenues increased from 81% in 1996 to 131% in 1997 and declined to 112% in 1998. The increases in cost of service revenues in absolute dollars were due to increased costs associated with the build-out and operation of our increasing number of Internet Data Centers, including increased costs for our network backbone and local telco loops, depreciation, salaries and benefits for our customer service and operations personnel, and rent. The increase in cost of service revenues as a percentage of revenues from 1996 to 1997 reflects the timing of such investments in Internet Data Centers and network infrastructure relative to the growth in associated revenue. The decrease in cost of service revenue as a percentage of revenue from 1997 to 1998 resulted from revenues from new and existing Internet Data Centers increasing faster than related costs of revenues. Costs for our network backbone and local telco loops increased by approximately $3.8 million from 1996 to 1997 and by approximately $15.2 million from 1997 to 1998. Depreciation increased by approximately $3.0 million from 1996 to 1997 and by approximately $8.4 million from 1997 to 1998. Salaries and benefits for our customer service and operations personnel increased by approximately $3.5 million from 1996 to 1997 and by approximately $6.7 million from 1997 to 1998. Rent expense increased by approximately $945,000 from 1996 to 1997 and by approximately $3.1 million from 1997 to 1998. Cost of equipment revenues increased from $452,000 in 1996 to $640,000 in 1997 and to $2.3 million in 1998. Cost of equipment revenue in absolute dollars varies primarily as a result of equipment revenues and cost of equipment revenues as a percentage of revenues varies due to the mix of equipment purchased by customers.

   Marketing and Sales

   Our marketing and sales expenses are comprised primarily of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses.

   Our marketing and sales expenses increased from $2.7 million in 1996 to $12.7 million in 1997 and to $28.8 million in 1998. These increases were primarily the result of hiring additional marketing and sales personnel, expanding marketing programs in connection with our expansion of our operations, including the number and scope of our Internet system and network management solutions, and in 1998, the charge of $525,000 associated with the warrant for Common Stock issued to At Home Corporation. Salaries and benefits for our sales and marketing personnel increased by approximately $6.1 million from 1996 to 1997 and by approximately $10.4 million from 1997 to 1998, and costs associated with tradeshows and advertising increased by approximately $977,000 from 1996 to 1997 and approximately $114,000 from 1997 to 1998. The increase in marketing and sales expenses as a percentage of revenues from 1996 to 1997 reflects the continued expansion of marketing and sales efforts prior to the receipt of associated revenues. The decrease in marketing and sales as a percentage of revenues from 1997 to 1998 was due to revenues growing faster than marketing and sales expenses.

   General and Administrative

   Our general and administrative expenses are comprised primarily of salaries and benefits for our administrative and management information systems personnel and fees paid for professional services and recruiting.

   Our general and administrative expenses increased from $1.1 million in 1996 to $6.0 million in 1997 and to $15.9 million in 1998. These increases were primarily the result of increased hiring of general and administrative personnel, costs for consultants and professional services providers, fees paid for recruiting and amortization of deferred compensation. Salaries and benefits for general and administrative personnel increased by approximately $2.0 million from 1996 to 1997 and by approximately $2.6 million from 1997 to 1998. Costs for consultants and professional services providers increased by approximately $1.1 million from 1996 to 1997 and by approximately $900,000 from 1997 to 1998. Recruiting fees increased by approximately $968,000 from 1996 to 1997 and by approximately $440,000 from 1997 to 1998. These increased expenses reflected our need for additional general and administrative personnel to handle the expansion of our operations. The amortization of deferred compensation included in general and administrative expenses was $741,000 in 1997 and $597,000 in 1998, and there was no such expense recorded in 1996. See "--Stock Compensation Expense" below. The increase in general and administrative expenses as a percentage of revenues from 1996 to 1997 resulted primarily from deferred compensation expenses in 1997. The decrease in general and administrative expenses as a percentage of revenues from 1997 to 1998 was due to revenues growing faster than general and administrative expenses.

   Product Development

   Our product development expenses are comprised primarily of salaries and benefits for our product development personnel and fees paid to consultants.

   Our product development expenses increased from $444,000 in 1996 to $1.6 million in 1997 and to $3.2 million in 1998. Our product development expenses grew between the comparison periods primarily because of the addition of product development personnel to support our expanded service offerings. The decrease in product development expenses as a percentage of revenues from 1996 to 1998 resulted from revenues growing faster than product development expenses.

   Net Interest Expense

   Our net interest expense increased from $39,000 in 1996 to $506,000 in 1997 and to $9.8 million in 1998. The increases in net interest expense from 1996 to 1997 was primarily the result of substantially increased borrowings as we entered into equipment loans and lease agreements to finance the construction of our Internet Data Centers. The increase in net interest expense from 1997 to 1998 was primarily the result of interest expenses associated with our $200 million of senior notes which were issued July 1, 1998, substantially increased borrowings as we entered into equipment loans and lease agreements to finance the construction of our Internet Data Centers, and working capital lines of credit to finance working capital for our operations.

   We expect that net interest expense will continue to increase as we enter into additional equipment leases and loans, obtains additional borrowings and long term debt and as interest income is reduced resulting from the decline in our cash reserves to fund working capital and other uses.

   Stock Compensation Expense

   We had no stock compensation expense in 1996. During 1997, we recorded deferred stock compensation of approximately $3.5 million in connection with the grant of certain stock options from March through December 1997. This amount is generally amortized over the 50 month vesting period of such options. Of this amount, approximately $1.1 million was amortized in 1997 and $1.3 million was amortized in 1998. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. See Note 5 of Notes to Consolidated Financial Statements.

   EBITDA

   Our loss before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") was $3.6 million in 1996, $20.3 million in 1997 and $41.1 million in 1998. The increases in the level of EBITDA losses between the comparison periods were primarily due to increased expenditures needed to support our growth in operations, including salaries and benefits for additional employees, network costs, rent, utilities and other costs related to the increase in the number of our Internet Data Centers as well as increased marketing and sales expenses, consulting fees and professional services. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance and liquidity.

Liquidity and Capital Resources

   Since inception and through December 31, 1998, we have financed our operations primarily through private sales of preferred stock, our initial public offering in March 1998, our senior notes offering in July 1998 and through various types of equipment loans and lease lines and working capital lines of credit. At December 31, 1998, our principal sources of liquidity were $150.9 million of cash and cash equivalents. As of that date, we also had equipment loans and lease lines and working capital lines of credit under which we could borrow up to an additional aggregate of $5.4 million for purchases of equipment and for working capital. As of December 31, 1998, our total bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and senior notes were $246.6 million. See Notes 4 and 6 of Notes to Consolidated Financial Statements. In addition, we expect to enter into one or more new credit facilities, under which we will be permitted to borrow up to approximately $50.0 million upon meeting certain financial tests. The Credit Facility is expected to be secured by a first priority lien on substantially all of our assets (subject to certain exceptions) and the assets and stock of any future subsidiaries. There can be no assurance as to whether, or on what terms, we will enter into the Credit Facility.

   Since we began to offer server hosting services in 1995, we have had significant negative cash flows from operating activities. Net cash used for operating activities for the year ended December 31, 1998 was $46.5 million, primarily due to net losses, offset in part by increases in accrued expenses, accounts payable and depreciation and amortization. This compares to net cash used for operating activities for the year ended December 31, 1997 of $15.5 million, primarily due to net losses, offset in part by increases in accrued expenses, accounts payable and depreciation and amortization.

   Net cash used for investing activities for the year ended December 31, 1998 was $92.7 million compared to $23.9 million for the year ended December 31, 1997. Net cash used for investing activities was due to capital expenditures for the continued construction of Internet Data Centers, the acquisition of Arca and the investment of funds held in escrow for interest payments on the senior notes. Cash provided by financing activities for the year ended December 31, 1998 was $279.9 million, primarily due to the proceeds from our issuance of $200 million of senior notes and our initial public offering. This compares to net cash provided by financing activities for the year ended December 31, 1997 of $45.9 million due to the proceeds of the issuance of preferred stock and warrants and proceeds from equipment loans and line of credit facilities.

   As of December 31, 1998, we had commitments under capital leases and under noncancellable operating leases of $19.9 million and $91.1 million, respectively, through 2010. We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. We expect to finance such capital expenditures primarily through existing and future equipment loans and lease lines, net proceeds from the senior notes and borrowings under the expected Credit Facility. We expect to meet our working capital and capital expenditure requirements over the next 12 months with existing cash and cash equivalents and short-term investments, borrowings under the expected Credit Facility, cash from sales of services and proceeds from existing and future working capital lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that we will be successful generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See "--Factors Affecting Future Results--Rapid Expansion Produces a Significant Strain on Our Business."

Factors Affecting Future Results

   Our Short Operating History and Heavy Losses Make Our Business Difficult to Evaluate

   Our limited operating history makes an evaluation of our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in 1995 and opened our first dedicated Internet Data Center in August 1996. With such a short operating history, our business model is still in an emerging state. We have incurred operating losses and negative cash flows each quarter and year since 1995. Our accumulated deficit was approximately $97.0 million at December 31, 1998. We anticipate making significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, we do not believe that this growth rate is necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.

   Our Operating Results Have Fluctuated Widely and We Expect This to Continue

   We have experienced significant fluctuations in our results of operations on a quarterly and an annual basis. We expect to continue to experience significant fluctuations due to a variety of factors, many of which are outside of our control, including:

  .  demand for and market acceptance of our services;

  .  reliable continuity of service and network availability;

  . the ability to increase bandwidth as necessary, both on our network and at our interconnection points with other networks;

  . costs related to the acquisition of network capacity and arrangements for interconnections with third-party networks;

  .  customer retention and satisfaction;

  .  capacity utilization of our Internet Data Centers;

  . the timing, magnitude and integration of acquisitions of complementary businesses and assets;

  .  the timing of customer installations;

  .  the provision of customer discounts and credits;

  .  the mix of services sold by us;

  . the timing and success of marketing efforts and service introductions by us and our competitors;

  . the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;

  . the timely expansion of existing Internet Data Centers and completion of new Internet Data Centers;

  . the introduction by third parties of new Internet and networking technologies;

  .  changes in our pricing policies and those of our competitors; and

  .  fluctuations in bandwidth used by customers.

   In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications, depreciation, certain substantial interest expenses, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Also, if our agreement with Computer Associates were to terminate and we continued to require Computer Associates' software, the license fees paid by us could increase fixed costs. Furthermore, if we were to become unable to continue leveraging third party products in our services offerings, our product development costs could increase significantly. Finally, many of our customers are in an emerging stage, and there is the possibility that we will not be able to collect receivables on a timely basis.

   Rapid Expansion Produces a Significant Strain on Our Business

   The expansion of our network through the opening of additional Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have eight Internet Data Centers located in six metropolitan areas: Boston, San Francisco, New York, Los Angeles, Seattle and Washington, D.C., and we have a server hosting facility in the London metropolitan area. We expect to open additional Internet Data Centers in 1999. To successfully expand, we must be able to assess markets, locate and secure new Internet Data Center sites, install facilities and establish additional peering interconnections with Internet service providers in a timely manner and at a reasonable cost. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

   We expect to expend substantial resources for leases of real estate, significant improvements of facilities, purchase of complementary businesses, assets and equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support and sales and marketing personnel with the establishment of each new Internet Data Center. Moreover, we expect to make significant investments in sales and marketing and the development of new services as part of our expansion strategy. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to respond to competitive pressures.

   It usually takes us at least six months to select the appropriate location for a new Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire operations and sales personnel. Expenditures commence well before the Internet Data Center opens, and it takes an extended period for us to approach break-even capacity utilization. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no Internet Data Center. Growth in the number of our Internet Data Centers is likely to increase the amount and duration of losses. In addition, if we do not attract customers to new Internet Data Centers in a timely manner, or at all, our business would be materially adversely affected.

   We Must Manage Growth Effectively

   We are experiencing, and expect to continue experiencing, rapid growth with respect to the building of our Internet Data Centers and network infrastructure expansion of our customer base and increase in the number of employees. This growth has placed, and if it continues, will place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. This expansion also requires significant time commitment from our senior management and places a significant strain on their ability to manage the existing business. In addition, we may be required to manage multiple relationships with a growing number of third parties as we seek to complement our service offerings. Our ability to manage our growth effectively will require us to continue to expand operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. We have recently hired many key employees and officers, and as a result, our entire management team has worked together for only a brief time. If our executives are unable to manage growth effectively, our business could be materially adversely affected.

   Risks Associated with Acquisitions

   In October 1998 we acquired the assets of Arca and in February 1999 we acquired AIS. We continue to expend resources integrating these new businesses and the personnel hired in connection with such acquisitions. We believe that our future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. If we buy a company, we could have difficulty in assimilating that company's technology, personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, future acquisitions by us may result in the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expenses.

   Our Substantial Leverage and Debt Service Obligations Adversely Affect Our Cash Flow

   We have substantial amounts of outstanding indebtedness. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. As of December 31, 1998, we had indebtedness of approximately $246.6 million and available borrowings of up to an additional $5.4 million. We expect to enter into a new secured credit facility under which we could borrow up to $50.0 million. We also expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and may obtain additional long term debt, working capital lines of credit and lease lines. There can be no assurance that any such financing arrangements will be available.

   Our substantial leverage could have significant negative consequences, including:

  . increasing our vulnerability to general adverse economic and industry conditions;

  .  limiting our ability to obtain additional financing;

  . requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  . placing us at a possible competitive disadvantage vis-a-vis less leveraged competitors and competitors that have better access to capital resources.

   We Are Subject to Restrictive Covenants That Limit Our Flexibility

   Our Senior Notes contain various restrictions on our ability to incur indebtedness, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, certain of our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain certain financial ratios and comply with covenants restricting our ability to incur indebtedness, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

   We Compete With Much Larger Companies and There Are Few Barriers to Entry

   Our market is intensely competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include:

  .  Internet system engineering and other expertise;

  .  customer service;

  .  network capability, reliability, quality of service and scalability;

  .  the variety of services offered;

  .  access to network resources, including circuits and equipment;

  .  broad geographic presence;

  .  price;

  .  the ability to maintain and expand distribution channels;

  .  brand name;

  .  the timing of introductions of new services;

  .  network security; and

  .  financial resources.

   There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our current and potential competitors in the market include:

  .  providers of server hosting services;

  .  national and regional ISPs;

  . global, regional and local telecommunications companies and Regional Bell Operating Companies; and

  .  large IT outsourcing firms.

   Many of our competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services competitive with those we provide.

   Some of our competitors may be able to provide customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any such price reductions. In addition, we believe our market is likely to encounter consolidation in the near future, which could result in increased price and other competition.

   Our Market Is New and Our Services May Not Be Generally Accepted

   The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. Our future growth depends on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be materially and adversely affected. In addition, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings.

   System Failures Could Lead to Significant Costs

   We must protect our network infrastructure and customers' equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, failure of any of our telecommunications providers, such as MCI WorldCom or Qwest Communications Corporation, to provide consistent data communications capacity could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, which led to short-term degradation in the level of performance of our network.

   Customer Satisfaction is Critical to Our Success

   Our customer contracts generally provide a limited service level warranty related to the continuous availability of service on a 24 hours per day, seven days per week basis. This warranty is generally limited to a credit consisting of free service for a short period of time for disruptions in Internet transmission services. To date, only a limited number of customers have been entitled to this warranty. If we incur significant warranty obligations in connection with system downtime, our liability insurance may not be adequate to cover such expenses. As customers outsource more mission-critical operations to us, we may be subject to increased liability claims and customer dissatisfaction should our systems fail or our customers otherwise become unsatisfied.

   Our Ability to Expand Our Network Is Unproven

   To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We are dependent on MCI WorldCom and Qwest and certain other telecommunications providers for our backbone capacity, including our dedicated clear channel network and transit access to ISPs. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to quickly increase our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, consumer demand could shrink because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

   We Depend on Certain Network Interconnections

   We rely on a number of public and private network interconnections, commonly referred to as peering relationships, to allow our customers to connect to other networks. If our peering partners were to discontinue their support for the peering relationships, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be adversely affected if these peering partners do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain private peering interconnections are our competitors. There is nothing to prevent any peering partners, many of which are significantly larger than us, from charging high usage fees or denying access. In the future, private peering partners could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers access to their networks. If we were unable on a cost-effective basis to access alternative networks to exchange our customers' traffic or if we were unable to pass through to our customers any additional costs of utilizing these networks, our business could be materially adversely affected.

   Risks Associated with International Operations

   A component of our strategy is to expand into international markets, including Europe and Japan, and we currently have a server hosting site in the London metropolitan area. We expect to open an Internet Data Center in the London metropolitan area in the second quarter of 1999. In order to expand international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we will depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

  . unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;

  .  challenges in staffing and managing foreign operations;

  .  differences in technology standards;

  .  employment laws and practices in foreign countries;

  .  longer payment cycles and problems in collecting accounts receivable;

  .  political instability;

  . fluctuations in currency exchange rates and imposition of currency exchange controls; and

  .  potentially adverse tax consequences.

   Rapid Technological Change and Evolving Industry Standards

   Our future success will depend on our ability to offer services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to, or compatible with, our business, and we may not be able to incorporate advances on a cost-effective and timely basis. Moreover, technological advances may have the effect of encouraging certain of our current or future customers to rely on in-house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time.

   We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors. Although we work with various vendors in testing newly developed products, these products may not be compatible with our infrastructure or adequate to address changing customer needs. For instance, existing networking hardware may not be immediately compatible with leading edge telecommunications infrastructure services and therefore may require us to make significant investments to achieve compatibility. Although we intend to support emerging standards, industry standards may not be established or we may not be able to timely conform to new standards. Our failure to conform to a prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on our business.

   System Security Risks Could Disrupt Our Services

   The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. Certain of our services rely on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Our Internet Data Centers have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Furthermore, such inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. This could result in liability to us and the loss of existing customers or the deterrence of potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to our customers.

   We Depend on Third-Party Equipment and Software Suppliers

   We depend on vendors to supply certain key components of our telecommunications infrastructure and system and network management solutions. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems, Inc. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. Our failure to obtain required products or services on a timely basis and at an acceptable cost would have a material adverse effect on our business. In addition, the failure of our sole or limited source suppliers to provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use could have a material adverse effect on our business. In addition, we expect to depend for a time on third parties to deliver our services from and manage our international operations, including our site in London.

   We also license certain software from Computer Associates that allows us to monitor our customers' Internet operations and assist in resolving performance issues that arise from time to time. Under the agreement with Computer Associates, if we desire to offer a service that has a substantially similar functionality to that provided by Computer Associates' Unicenter(R) TNG(TM) family of software, or its ARCserve or InocuLAN products, we must generally utilize Computer Associates products as long as they meet our requirements. In addition, we are a beta test site for new versions of Computer Associates products and we must, upon commercial deployment, replace existing software with new Computer Associates products if they are substantially similar in functionality. During the term of the agreement, we are obligated to pay Computer Associates a royalty equal to one percent of our gross revenues. Either party may terminate this agreement upon 60 days' prior written notice with no penalties. Should this agreement be terminated, we have the right to continue licensing software from Computer Associates at a forty percent discount for five years and we would no longer be obligated to pay a royalty to Computer Associates.

   Government Regulation and Legal Uncertainties May Adversely Affect Our
   Business

   Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in all states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business.

   There are Risks Involved with the Information Disseminated through Our
   Network

   The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to such material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue certain service or product offerings. Further, the costs of defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

   Certain businesses, organizations and individuals have in the past sent unsolicited commercial e-mails advertising sites hosted at our facilities to massive numbers of people. This practice, known as "spamming," has led to some complaints against us. In addition, certain ISPs and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, there can be no assurance that customers will not engage in this practice, which could have a material adverse effect on our business.

   We Depend on Our Key Personnel

   Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel. Although certain of our executive officers participate in our executive employment policy, none of our officers is a party to an employment agreement. Any officer or employee can terminate his or her relationship at any time. The loss of the services of one or more of our key employees or our failure to attract additional qualified personnel could have a material adverse effect on our business. We do not carry key-person life insurance for any of our employees.

   We Depend on the Internet and Internet Infrastructure Development

   Our success will depend in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. In addition, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

   Risks Associated with Protection and Enforcement of Intellectual Property Rights

   We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our products and services. We have no patented technology that would preclude or inhibit competitors from entering our market. Although we have entered into confidentiality agreements with our employees, contractors, suppliers, distributors and appropriate customers to limit access to and disclosure of our proprietary information, these may prove insufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of certain foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

   In addition to licensing technologies from third parties, we are developing and acquiring additional proprietary intellectual property. Third parties may try to claim that our products or services infringe their intellectual property. We expect that participants in our markets will be increasingly subject to infringement claims. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all.

   Volatility of Our Stock Price

   The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate. In addition, the securities markets, particularly with respect to Internet stocks, have experienced significant price and volume fluctuations.

   Risk Related to the Year 2000 Problem

   The Year 2000 problem stems from the use of a two digit date to represent the year (e.g., 85 = 1985) in computer software and firmware. As a result, many currently installed computer systems are not capable of distinguishing dates beginning with the year 2000 from dates prior to the year 2000. Software so created may be unable to properly address dates after 1999. As a result, computer systems or applications used by many companies in a wide variety of industries may experience operating difficulties unless the systems or applications are modified to process information related to the date change adequately. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of decisions to purchase products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, our business could be materially adversely affected. In addition, any costs of defending and resolving any Year 2000 related disputes, and any liability for Year 2000-related damages, including consequential damages, could have a material adverse effect on our business.

   We recognize the need to ensure our operations will not be adversely impacted by Year 2000 issues. We have put into place a comprehensive Year 2000 Risk Management initiative that is adequately funded, staffed and managed. This initiative's scope covers both our information technology (IT) systems and non-IT systems and addresses all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA). The program has several phases that overlap, all of which will be completed with issues identified to be resolved by the end of the third quarter of 1999. Our internal inventory audit was completed January 1999. In addition, we plan to have an independent review of our Year 2000 assessment completed in the second quarter of 1999, with final Year 2000 compliance expected in the third quarter of 1999.

   In addition, we may acquire businesses or assets which contain systems that must be made Year-2000 compliant. For instance, with respect to our acquisition of AIS we plan to remedy any identified Year 2000 issues and test the solutions adopted during the second quarter of 1999.

   We have established procedures for evaluating and managing the risks and costs associated with this problem. Funding and execution for this initiative is within our existing business units and operating budgets and is not viewed as material. Based on our current assessment, we believe the costs, excluding employee personnel time and effort, to resolve Year 2000 issues, other than unanticipated liabilities, should not exceed $500,000. We further estimate that the time and effort required of our personnel to resolve Year 2000 issues will not be material.

   Our Year 2000 initiative specifically addresses processes and methods in eleven focused areas:

  Assess Situation

    . Understand the scope and magnitude of Year 2000 problems to our organizational systems and operations.

    . Define our objective for Year 2000 compliance, develop an inventory of our systems, assess the impact of Year 2000 on these systems, and identify candidate solutions for addressing Year 2000 problems.

  Analyze Candidate Solution

    . Perform studies and analyses resulting in the selection of a solution to meet the Year 2000 problem and its defined constraints.

    . Define approach and evaluation criteria for the analysis, select the candidate solutions, and implementation.

  Plan Technical Effort

    . Establish plans that provide the basis for scheduling, costing, controlling, tracking and negotiating the nature and scope of technical work involved in transitioning a system to Year 2000 compliance.

    . Develop estimates for the work to be performed, obtain necessary commitments from interfacing groups, and define plan to perform the work.

  Monitor and Control Technical Effort

    .  Provide adequate visibility into actual progress and risks.

    . Involves directing, tracking, and reviewing the project's accomplishments, results and risks against its documented estimates, commitments and plans.

  Ensure Quality

    . Address not only the quality of Year 2000 compliant systems but also the quality of the process used to produce those systems.

    . Involves objective verification of a project's activities with respect to its plans and work products (e.g., code) to our standards.

  Manage Configurations

    . Maintain data on identified configuration units and analyze and control changes to the systems and its configuration units.

    . Provide accurate and current configuration data to internal personnel and external vendors for all work products placed under configuration management.

  (Re)Engineer Products/Data

    . Consistently perform a well-defined engineering process that integrates all engineering activities involved in developing/converting products/services meeting the requirements for Year 2000 compliance as defined by us.

    . Specify change requirements for Year 2000 compliant systems, develop designs to accommodate those requirements, implement the corresponding designs in software and perform testing of those implementations.

  Integrate Systems

    . Ensure that system elements, and the system as a whole, will function in accordance with requirements when the elements operate in conjunction with each other and with other external systems.

    .  Identify, define and control interfaces.

    . Verify system functions whose successful operation involves more than one system element throughout the entire product life cycle.

  Verify and Validate Systems

    . Ensure that the development/supplier team performs increasingly comprehensive evaluations to ensure evolving work products meet all requirements.

    . Scope covers development of the full system/service, as well as its production, operation, delivery and support.

    . Measures customer loyalty on the basis of the customer's operational needs and continues throughout product/service life.

  Oversee and Manage Subcontracts

    . Ensure that acquisition (outsourcing) of services for development of Year 2000 compliant software keeps risks to an acceptable minimum.

    . Ensure that both the operation of the software resulting from such contracts and the data processing by the products under such contracts meets our requirements for Year 2000 compliance.

  Oversee and Manage Acquisitions

    . Ensure that acquisitions of commercial off-the-shelf tools and/or software for Year 2000 compliance keeps risks to an acceptable minimum.

    . Ensure that both operation of the software resulting from such contracts and the data processed by the products under such contracts meets our requirements for Year 2000 compliance.

   The above eleven focus areas provide an instrument for analyzing our organizational process to assure our preparedness for Year 2000 business operations. It also reviews both technical and managerial practices to ensure effective management of the Year 2000 conversion or compliant-product development process. Lastly, we see this as an effective process for identifying our strengths and weaknesses with respect to Year 2000 practices. Results of our YEAR 2000 initiative to date in specific target area is as follows.

   Our Services and Products. We have determined that our Internet Data Center equipment is either currently Year 2000 compliant or that a funded replacement/upgrade plan is in place to resolve known issues. Likewise, based on the on-going assessment relative to our current software service offerings, we believe that the current versions of these products are either "Year 2000 compliant" or will not require substantial effort or cost to make them Year 2000 compliant by the end of the third quarter of 1999. We are also in the process of a complete asset inventory and final asset analysis assessment. This review is being conducted to re-validate previous Year 2000 assessments conducted by the management of our individual departments. These departmental programs and assessments are now part of a coordinated unified company-wide Year 2000 initiative.

   Our Vendor Relations. Our Year 2000 initiative also addresses vendor relationships (both IT and non-IT) and their readiness/preparedness relating to Year 2000 issues. IT vendors include software providers, hardware providers, service providers, off the shelf software publishers and IT consultants. Non-IT providers include electric power suppliers, vendors of uninterruptable power supplies and generators, telecommunications service providers, business partners, facilities maintainers and other non-IT service contractors. We recognize that we face additional risk to the extent that suppliers of products, services and systems purchased by us and others with whom we transact business are not Year 2000 compliant. In the event that third parties cannot provide us with products, services or systems that are Year 2000 compliant on a timely basis, our business, could be materially adversely affected.

   To date, we have not discovered nor do we anticipate any material issues with vendors and service providers. Evaluation of vendor Year 2000 preparedness is an on-going process. As our Year 2000 evaluation does not evaluate our vendors' vendors nor our vendors' customer base viability issues, we will be developing contingency plans to address specific vendor/service provider concerns.

   Internal Operations. We have reviewed, and continue to review, internal management information and other systems in order to identify and modify those products, services or systems that may not be Year 2000 compliant. Based on our assessment to date, we believe that internal management information and other systems are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant. We do not foresee any issues with internal IT and internal non-IT systems being Year 2000 compliant by the end of the third quarter of 1999.

   Customer Risks. Many of our customers maintain their Internet operations on servers which may be impacted by Year 2000 complications. The failure of our customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, if our customers are forced to cease or interrupt Internet operations or experience malfunctions related to their equipment.

   Year 2000 Risk Summary. While we believe our Year 2000 initiative to be prudent, properly funded and staffed and well-managed, there can be no assurance that we will identify and remedy all Year 2000 problems in a timely fashion, that any remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on our business.

   Recent Accounting Pronouncements

   In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. We expect that the adoption of SOP No. 98-1 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SOP No. 98-1 for the year ending December 31, 1999.

   In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. We expect that the adoption of SOP No. 98-5 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SOP No. 98-5 for the year ending December 31, 1999.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. We do not have any significant foreign operations and thus are not materially exposed to foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The index to our Consolidated Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding our executive officers and directors:

 Name                          Age Position
 ----                          --- --------
 K.B. Chandrasekhar...........  38 Chairman of the Board of Directors

 Ellen M. Hancock.............  55 Chief Executive Officer, President and
                                   Director

 Richard S. Stoltz............  54 Executive Vice President, Finance, Chief
                                   Operating Officer and Chief Financial
                                   Officer

 Sam S. Mohamad...............  39 Executive Vice President, Worldwide Sales
                                   and Professional Services

 James J. McInerney...........  46 Executive Vice President, Engineering

 Herbert Dollahite............  47 Vice President, Customer Services and
                                   Support and Quality

 Susan R. Farber..............  47 Vice President, Marketing and Strategy

 Frederick W.W. Bolander (1)..  37 Director

 John R. Dougery (2)..........  58 Director

 Mark Dubovoy (3) (4).........  52 Director

 Max D. Hopper (1) (4)........  64 Director

 Peter A. Howley (1)..........  58 Director

 Daniel C. Lynch (3)..........  57 Director

 Thadeus J. Mocarski (3) (4)..  37 Director

 Kanwal S. Rekhi (2)..........  52 Director

--------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Finance Committee
(4) Member of the Corporate Governance Committee

   Each director will hold office until the next Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Each officer serves at the discretion of the Board of Directors (the "Board").

   K.B. Chandrasekhar, a co-founder of Exodus, has served as our Chairman of the Board of Directors since Exodus' incorporation in California in February 1995, as President from such incorporation until March 1998 and as Chief Executive Officer from such incorporation until September 1998. From 1992 to May 1995, he served as President and a director of Fouress, Inc., a network software design and development firm and Exodus' predecessor, which he co-founded. Mr. Chandrasekhar holds a B.S. degree in physics from Madras University and a B.Tech. degree in electronics and communications from the Madras Institute of Technology.

   Ellen M. Hancock has served as our President since March 1998 and our Chief Executive Officer since September 1998 and has been a director since April 1998. She has also served as the acting Vice President, Marketing from July 1998 to October 1998. From July 1996 to July 1997, she served as Executive Vice President for Research and Development and Chief Technology Officer of Apple Computer, Inc. From September 1995 to May 1996, Mrs. Hancock served as an Executive Vice President and Chief Operating Officer of National Semiconductor Corporation. From 1966 to February 1995, she served in various staff, managerial and executive positions at International Business

Machines Corporation, most recently as Senior Vice President and Group Executive. Mrs. Hancock is also a director of Colgate-Palmolive Company and Aetna Inc. She holds a B.A. degree in mathematics from The College of New Rochelle and an M.A. degree in mathematics from Fordham University.

   Richard S. Stoltz, a co-founder of Exodus, has served as our Executive Vice President, Finance since December 1998, and our Chief Operating Officer and Chief Financial Officer since October 1995 and was a director from January 1996 to October 1996. From February 1994 to September 1995, he was an independent consultant specializing in financial and management information system issues. From 1992 to January 1994, Mr. Stoltz served as Vice President of Finance, Treasurer and Chief Financial Officer of Radius Inc., a computer hardware company. Mr. Stoltz holds a B.S.B.A. degree in marketing and an M.B.A. degree from The American University.

   Sam S. Mohamad has served as our Executive Vice President, Worldwide Sales and Professional since December 1998 and as our Vice President, Worldwide Sales from February 1997 to December 1998. From March 1996 to January 1997, he served as Vice President of Sales and Marketing of Genuity, Inc., a provider of data center products and services. From 1987 to February 1996, Mr. Mohamad held various positions at Oracle Corporation, most recently as Vice President of Direct Sales and Marketing.

   James J. McInerney has served as our Executive Vice President, Engineering since February 1999 and served as our Vice President, Engineering from October 1998 to February 1999. From November 1995 to October 1998, he served as Vice President of Software Engineering at Synopsys, Inc., a provider of software tools for electronic design automation. From 1974 to October 1995, Mr. McInerney served in various research, managerial and executive positions at International Business Machines Corporation, most recently as Director, Intelligent Communication Services. He holds B.S. and M.S. degrees in mathematics from Polytechnic University in New York.

   Herbert Dollahite has served as our Vice President, Customer Services and Support and Quality since November 1998, and served as our Vice President, Quality from June 1998 to November 1998. From August 1994 to June 1998, he served as Senior Engineer/Scientist II, Senior Manager, Central Quality, Director, Integration Quality, and Senior Director, Global Quality Engineering of Apple Computer Inc. Dr. Dollahite holds a B.S. degree in Engineering from Cornell University, an M.B.A. degree from University of Virginia, and a Ph.D. degree in Computer Science from University of Alabama--Huntsville.

   Susan R. Farber has served as our Vice President, Marketing and Strategy since November 1998. From April 1998 to October 1998, she served as Chief Operating Officer of Fusion Telecommunications. From July 1996 to April 1998, Ms. Farber served as Vice President, Business Markets, for GTE. From 1994 to July 1996, she served as Consultant, International Technology Practice for Heidrick & Struggles. From 1993 to 1994, Ms. Farber served as Vice President, Marketing for Nielsen Europe. Ms. Farber holds a B.A. degree from Georgetown University and an M.B.A. degree from George Washington University.

   Frederick W. W. Bolander has served as a director since October 1996. He has been associated with Apex Investment Partners, a venture capital firm, in various capacities since October 1994 and has been a general partner of the firm since April 1996. From May 1993 to September 1993, Mr. Bolander was a consultant to the African Communications Group, a venture capital and project management firm, and from September 1985 to September 1992, Mr. Bolander held the position of manager for AT&T Corporation. Mr. Bolander is also a director of Concord Communications, Inc. Mr. Bolander holds B.S. and M.S. degrees in electrical engineering from the University of Michigan and an M.B.A. degree from Harvard University.

   John R. Dougery has served as a director since February 1996. He has been President of Dougery Ventures, a venture capital firm, since January 1998. Prior to that he was a general partner of Dougery & Wilder, a venture capital firm, from 1981 to December 1997. Mr. Dougery is also a director of Printronix, Inc. Mr. Dougery holds an A.B. degree in mathematics from the University of California, Berkeley and an M.B.A. degree from Stanford University.

   Mark Dubovoy has served as a director since October 1996. He was a founder and has served as a general partner of Information Technology Ventures since September 1994. Prior to that time, he was a general partner of Grace/Horn Ventures from 1991 to August 1994. Mr. Dubovoy holds a B.S. degree in physics from the National University of Mexico and M.A. and Ph.D. degrees in physics from the University of California, Berkeley.

   Max D. Hopper has served as a director since January 1998. Mr. Hopper has been the Chief Executive Officer of Max D. Hopper Associates, Inc., an IS management consulting firm, since January 1995. From 1985 to January 1995, he served in various positions at American Airlines, a subsidiary of AMR Corporation, most recently as Senior Vice President, Information Systems and Chairman of the SABRE Group. Mr. Hopper is also a director of Gartner Group, Inc., USData Corporation, VTEL Corporation, Worldtalk Corporation, Metrocall, Inc., Payless Cashways, Inc. and United Stationers, Inc. From April 1996 to August 1997, he served as a director of BBN Corporation. From March 1995 to February 1998, he served as a director of Centura Software Corporation. From August 1994 to February 1998, he served as a director of Computer Language Research, Inc. He holds a B.S. degree in mathematics from the University of Houston.

   Peter A. Howley has served as a director since September 1996. Mr. Howley has been a private consultant since May 1994. From 1985 until April 1994, he served as Chairman of the Board, Chief Executive Officer and President of Centex Telemanagement, Inc., a telecommunications management company, which was acquired. Mr. Howley is also a director of FaxSAV, Inc. and WorldPort Communications, Inc. Mr. Howley holds a B.I.E. degree and an M.B.A. degree from New York University.

   Daniel C. Lynch has served as director since January 1998. Mr. Lynch has been the owner of Lynch Enterprises, a venture capital firm, since August 1993. From April 1994 to August 1996, he was a director of UUNet Technologies, Inc., an Internet service provider. From 1991 to August 1993, he was the Chairman of the Board of Interop, a conference and trade show company, which he founded and which is now a division of ZD Comdex Forums. Mr. Lynch is a director of Cybercash, Inc., which he founded. He holds a B.S. degree in mathematics from Loyola Marymount University and an M.A. degree in mathematics from the University of California, Los Angeles.

   Thadeus J. Mocarski has served as a director since June 1997. Mr. Mocarski has been an officer of various entities affiliated with Fleet Equity Partners since January 1994. Prior to joining Fleet Equity Partners, Mr. Mocarski was an attorney with the law firm of Edwards & Angell from 1989 to January 1994. Mr. Mocarski holds a B.A. degree in economics and government from Colby College and a J.D. degree from the Washington College of Law.

   Kanwal S. Rekhi has served as a director since December 1995. Mr. Rekhi was the Chief Executive Officer of Cybermedia Inc., a consumer software company, from May 1998 until September 1998. He was retired from January 1995 to May 1998. He served as Executive Vice President and a director at Novell Inc., a network software company, from 1989 to December 1994. Mr. Rekhi holds a B.Tech. degree in electrical engineering from the Indian Institute of Technology, Bombay and an M.S. degree in electrical engineering from Michigan Technology Institute.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our Common Stock ("10% Stockholders"), to file with the SEC initial reports of ownership on a Form 3 and reports of changes in ownership of our Common Stock and other equity securities on a Form 4 or Form 5. Such executive officers, directors and 10% Stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all of our executive officers, directors and 10% Stockholders made all the necessary filings under Section 16(a) during 1998, except that the following individuals had late filings in 1998: K.B. Chandrasekhar (Form 4 for sale of stock), John R. Dougery (Form 4 for exercise of warrants and purchase of stock), Mark Dubovoy (Form 4 for exercise of warrants and purchase of stock), Max D. Hopper (Form 4 for purchase of stock), Peter A. Howley (Form 4 for exercise of warrants and purchase of stock), Daniel C. Lynch (Form 4 for purchase of stock) and Kanwal S. Rekhi (Form 4 for exercise of warrants).

ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation

   The following table sets forth all compensation awarded to, earned by or paid for services rendered to Exodus in all capacities during the years ended December 31, 1997 and 1998 by (i) each person who served as our chief executive officer in 1998, (ii) the three other most highly compensated executive officers other than the chief executive officer who were serving as executive officers as of December 31, 1998, and (iii) two other individuals who were executive officers during 1998 (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                        Long-Term
                                                                       Compensation
                                        Annual Compensation               Awards
                               --------------------------------------- ------------
                                                                        Securities
                                                        Other Annual    Underlying
                          Year Salary ($)   Bonus ($) Compensation ($) Options ($)
                          ---- ----------   --------- ---------------- ------------
Ellen M. Hancock........  1998  $156,213          --           --        871,981
President and Chief
Executive Officer (1)

K.B. Chandrasekhar......  1998   211,101     $75,000       $9,689(2)     483,334
Chairman of the Board of  1997   160,000      75,000        5,373(2)     250,002
Directors (1)

Sam S. Mohamad..........  1998   381,546(3)       --        5,000(2)      60,000
Executive Vice            1997   273,626(3)   70,000           --        166,668
President, Worldwide
Sales and Professional
Services

Richard S. Stoltz.......  1998   160,839     100,000           --        135,000
Executive Vice            1997   147,500      40,000           --         58,334
President, Finance,
Chief Operating Officer
and Chief Financial
Officer

B.V. Jagadeesh..........  1998   150,787      85,000           --        110,000
Chief Technical Officer   1997   135,000      40,000           --         58,334
(4)

Robert V. Sanford III...  1998   150,787      65,000           --         50,000
Vice President,           1997   101,250      35,000           --         91,667
Operations (4)

Herbert Dollahite.......  1998    95,192       6,000           --        110,000
Vice President, Customer  1997        --          --           --             --
Services and Support and
Quality (5)

--------
(1) Mr. Chandrasekhar ceased serving as our President in March 1998 and as our Chief Executive Officer in September 1998 when Ellen M. Hancock was appointed to those positions. Mr. Chandrasekhar remains as Chairman of the Board of Directors.
(2) Represents a car allowance.
(3) Includes sales commissions of $209,366 in 1998 and $130,542 in 1997.
(4) No longer an executive officer.
(5) Mr. Dollahite joined us in June 1998.

   The following table sets forth further information regarding option grants to each of the Named Executive Officers during 1998. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option terms.

                             Option Grants in 1998

                                                                          Potential Realizable
                         Number of  Percentage                              Value at Assumed
                         Securities  of Total                            Annual Rates of Stock
                         Underlying  Options                             Price Appreciation for
                          Options   Granted to                              Option Term (2)
                          Granted   Employees  Exercise Price Expiration ----------------------
          Name            (#) (1)    in 1998   Per Share ($)     Date        5%         10%
          ----           ---------- ---------- -------------- ---------- ---------- -----------
Ellen M. Hancock........  721,981      18.4%      $ 9.000      03/10/08  $4,086,450 $10,355,866
                           10,416       0.3        40.000      12/08/08     262,023     664,017
                          139,584       3.6        40.000      12/08/08   3,511,345   8,898,438

K.B. Chandrasekhar......  166,667       4.2         9.000      01/27/08     943,344   2,390,618
                          166,667       4.2        18.000      01/27/08   1,886,688   4,781,237
                            6,195       0.2        40.000      12/08/08     155,840     394,929
                          143,805       3.7        40.000      12/08/08   3,617,528   9,167,525

Sam S. Mohamad..........    8,133       0.2        40.000      12/08/08     204,592     518,476
                           51,867       1.3        40.000      12/08/08   1,304,755   3,306,506

Richard S. Stoltz.......   49,600       1.3         7.650      02/17/08     238,628     604,730
                           10,400       0.3         7.650      02/17/08      50,035     126,798
                           75,000       1.9        40.000      12/08/08   1,886,684   4,781,227

B.V. Jagadeesh..........   49,600       1.3         7.650      02/17/08     238,628     604,730
                           10,400       0.3         7.650      02/17/08      50,035     126,798
                           50,000       1.3        40.000      12/08/08   1,257,789   3,187,485

Robert V. Sanford III...    9,587       0.2        40.000      12/08/08     241,169     611,168
                           40,413       1.0        40.000      12/08/08   1,016,621   2,576,317

Herbert Dollahite.......   20,963       0.5        19.875      09/08/08     262,022     664,016
                           29,037       0.7        19.875      09/08/08     362,942     919,765
                           60,000       1.5        40.000      12/08/08   1,509,347   3,824,982

--------
(1) These options were generally granted at fair market value, except for the option granted to Mr. Chandrasekhar with an exercise price per share of $18.00, which was above fair market value. The options generally vest over a 50-month period so long as the individual is employed by us, except that the two options granted to Mr. Chandrasekhar, each for 166,667 shares of Common Stock at per share exercise prices of $9.00 and $18.00, respectively, vest in full upon the third and fifth anniversaries of the date of grant (January 27, 1998), respectively. Both options will accelerate and become fully vested if we are acquired or sell all or substantially all of our assets or if Mr. Chandrasekhar is terminated other than for cause.
(2) The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future Common Stock prices.

   The following table sets forth the number of shares acquired upon the exercise of stock options during 1998 and the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers at December 31, 1998. Also reported are values of unexercised "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our Common Stock on December 31, 1998 ($64.25 per share).

            Aggregated Option Exercises in 1998 and Year-End Values

                                                   Number of Securities      Value of Unexercised
                                                  Underlying Unexercised    In-the-Money Options at
                            Shares      Value       Options at Year-End            Year-End
                         Acquired on   Realized  ------------------------- -------------------------
          Name           Exercise (#)    ($)     Exercisable Unexercisable Exercisable Unexercisable
          ----           ------------ ---------- ----------- ------------- ----------- -------------
Ellen M. Hancock........   115,517    $1,523,376   14,440       742,024    $  797,810   $36,346,826
K.B. Chandrasekhar......        --            --   62,500       670,835     3,977,375    32,470,703
Sam S. Mohamad..........    52,000     1,847,609    6,667       168,000       424,705     8,332,414
Richard S. Stoltz.......        --            --   29,533       153,301     1,786,103     6,471,488
B.V. Jagadeesh..........        --            --   40,033       128,301     2,454,034     5,865,238
Robert V. Sanford III...    47,833       982,701    5,500        88,334       351,388     3,660,134
Herbert Dollahite.......        --            --    6,001       103,999       266,294     3,407,456

   Executive Employment Policy. In December 1997, the Board adopted a form of Executive Employment Policy (the "Policy") to be entered into between us and each of our executive officers and certain of our other employees (together, the "Executives"). Pursuant to the Policy, in the event of a "Termination" (as defined in the Policy) resulting from a "Change of Control" (as defined in the Policy), each Executive's base salary and medical benefits would continue for 18 months for the Chairman, Chief Executive Officer and President, and up to 12 months for other Executives. In addition, in the event of a Change in Control, each Executive's options would become exercisable with respect to 50% of such Executive's remaining unvested shares subject to such options. In the event of an "Involuntary Termination" (as defined in the Policy), base salary and medical benefits would generally continue for shorter time periods than those set forth above and the Executive's options would continue to vest during such period. An Executive that "Voluntarily Terminates" (as defined in the Policy) or is terminated for "Cause" (as defined in the Policy) would generally not receive any compensation, additional stock option vesting or other benefits after the date of termination. Pursuant to the Policy, during the term of any payments made to an Executive after termination, such Executive would not be permitted to manage, operate, control, participate in the management, operation or control of or be employed by any other person or entity that is engaged in providing services that are directly competitive with the services offered by us.

Director Compensation

   Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses in attending meetings of the Board. Under our 1998 Directors Stock Option Plan, each member of the Board who is not our employee is automatically granted an option for 20,000 shares upon joining the Board, which will vest as to 33 1/3% of the total shares on each annual anniversary of the date of grant provided the optionee is still a member of the Board or a consultant to us. In 1998, directors Lynch and Hopper each received an option for 20,000 shares at an exercise price of $15.00 per share. At each annual meeting of stockholders, each eligible director will automatically be granted an additional option for 5,000 shares, which will vest as to 25% of the total shares on each annual anniversary of the date of grant provided the optionee is still a member of the Board or a consultant to us. In May 1998, directors Bolander, Dougery, Dubovoy, Hopper,

Howley, Lynch, Mocarski and Rekhi each received an option for 5,000 shares at an exercise price of $30.688 per shares.

   In February 1998, we sold shares of Series D Preferred Stock convertible into 33,333 and 5,848 shares of Common Stock at a purchase price per share of $8.55 to directors Lynch and Hopper, respectively. Such shares have since been converted into Common Stock.

Compensation Committee Interlocks and Insider Participation

   None of the members of the Compensation Committee of the Board, consisting of directors Bolander, Howley and Mocarski, was at any time during 1998 an officer or employee of Exodus. No executive officer of Exodus served during 1998 or serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information, as of February 10, 1999, with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director, (iii) each person who served as our chief executive officer in 1998, (iv) the three other most highly compensated executive officers who were executive officers as of December 31, 1998 and earned more than $100,000 in 1998, (v) two additional individuals who were executive officers during 1998, and (vi) all current directors and executive officers as a group.

                                       Amount and Nature of
Name and Address of Beneficial Owner  Beneficial Ownership(1) Percent of Class
------------------------------------  ----------------------- ----------------
K.B. Chandrasekhar (2)...............          739,742               3.6%
B.V. Jagadeesh (3)...................          416,570               2.0
John R. Dougery (4)..................          373,127               1.8
Kanwal S. Rekhi (5)..................          349,554               1.7
Ellen M. Hancock (6).................          250,680               1.2
Frederick W.W. Bolander
 Apex Funds (7)......................          243,373               1.2
Mark Dubovoy
 ITV Partnerships (8)................          209,563               1.0
Thadeus J. Mocarski
 Fleet Funds (9).....................          185,061                 *
Richard S. Stoltz (10)...............          183,014                 *
Peter A. Howley (11).................          123,669                 *
Robert V. Sanford III (12)...........           58,715                 *
Daniel C. Lynch (13).................           46,000                 *
Sam S. Mohamad (14)..................           24,801                 *
Herbert Dollahite (15)...............           14,801                 *
Max D. Hopper (16)...................           12,515                 *
All current executive officers and
 directors as a group (15 persons)
 (17)................................        2,770,900              13.5%

--------
  *  Represents less than 1% of our outstanding Common Stock.
 (1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 10, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
 (2) Includes 73,998 shares held by Mr. Chandrasekhar and his wife as trustees for three trusts for their minor children, 2,038 shares held by the K.B. Chandrasekhar Family Foundation, of which Mr. Chandrasekhar is a trustee, and 92,835 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Chandrasekhar is our Chairman of the Board of Directors.
 (3) Includes 234,832 shares held by Mr. Jagadeesh and his wife as trustees for the Jagadeesh Family Trust, 28,238 shares held by Mr. Jagadeesh and his wife as trustees for two trusts for their minor children and 53,500 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Jagadeesh, a co-founder of Exodus, served as our Vice President, Engineering until October 26, 1998 and is currently our Chief Technology Officer.
 (4) Represents 219,804 shares held in the Dougery Revocable Trust, of which Mr. Dougery and his wife are the trustees, 111,774 shares held by Mr. Dougery as trustee of three trusts for his children, 26,150 shares held by Mr. Dougery's wife as trustee for a separate trust, and 15,399 shares held by Dougery Ventures LLC, of which Mr. Dougery is President. Mr. Dougery is a director.
 (5) Represents 290,208 shares held by Mr. Rekhi and his wife as trustees for the Rekhi Family Trust, 4,998 shares held by Mr. Rekhi as custodian for minor children, and 54,348 shares held by Mr. Rekhi, his wife and one other individual as trustees for two other trusts. Mr. Rekhi is a director.
 (6) Represents 198,361 shares held by Mrs. Hancock and her husband and 52,319 shares subject to options exercisable within 60 days of February 10, 1999. Mrs. Hancock is our Chief Executive Officer, President and a director.
 (7) Includes 232,542 shares held by Apex Investment Fund III, L.P. and 10,392 shares held by Apex Strategic Partners, L.L.C. Mr. Bolander, a director of Exodus, is a general partner of the general partner of Apex Investment Fund III, L.P. and a managing member of Apex Management III, L.L.C., the manager of Apex Strategic Partners, L.L.C.
 (8) Includes 189,547 shares held by Information Technology Ventures, L.P., 4,552 shares held by ITV Affiliates Fund, L.P., and 180 shares held by ITV Management, LLC. Mr. Dubovoy, a director of Exodus, is a managing member of ITV Management, LLC, the general partner of Information Technology Ventures, L.P. and ITV Affiliates Fund, L.P.
 (9) Represents 100,877 shares held by Fleet Venture Resources, Inc., 43,233 shares held by Fleet Equity Partners VI, L.P., 36,702 shares held by Chisholm Partners III, L.P., and 4,249 shares held by Kennedy Plaza Partners. Mr. Mocarski, a director of Exodus, is a Senior Vice President of each of (i) Fleet Venture Resources, Inc., (ii) Fleet Growth Resources II, Inc., a general partner of Fleet Equity Partners VI, L.P. and (iii) Silverado III, Corp., the general partner of Silverado III, L.P., the general partner of Chisholm Partners III, L.P. Mr. Mocarski is also a general partner of Kennedy Plaza Partners. Mr. Mocarski may be deemed to share investment and voting power in the aforementioned securities with Mr. Robert M. Van Degna and Mr. Habib Y. Gorgi in their capacities as Chairman and Chief Executive Officer, and President, respectively, of each of (i) Fleet Venture Resources, Inc., (ii) Fleet Growth Resources II, Inc. and (iii) Silverado III, Corp. and as managing general partners of Kennedy Plaza Partners. Messrs. Mocarski, Van Degna and Gorgi disclaim beneficial ownership of such securities except to the extent of their respective pecuniary interests therein.
(10) Represents 138,014 shares held by Mr. Stoltz and his wife and 45,000 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Stoltz is our Executive Vice President, Finance, Chief Operating Officer and Chief Financial Officer.
(11) Includes 12,000 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Howley is a director.

(12) Includes 16,834 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Sanford is our Vice President, Operations.
(13) Includes 6,667 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Lynch is a director.
(14) Represents 24,801 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Mohamad is our Executive Vice President, Worldwide Sales and Professional Services.
(15) Represents 14,801 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Dollahite is our Vice President, Customer Services and Support and Quality.
(16) Includes 6,667 shares subject to options exercisable within 60 days of February 10, 1999. Mr. Hopper is a director.
(17) Includes 270,090 shares subject to options exercisable within 60 days of February 10, 1999 held by our executive officers and directors. Does not include shares or options owned by Mr. Jagadeesh and Mr. Sanford.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   From January 1, 1998 to the present, there have been no (and there are no currently proposed) transactions in which the amount involved exceeded $60,000 to which we or any of our subsidiaries was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of our Common Stock or member of the immediate family of any of the foregoing persons had (or will have) a pecuniary interest, except as described in Item 11 above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements.

   The following Consolidated Financial Statements and Report of Independent Auditors are incorporated by reference to pages F-1 through F-19 of this Form 10-K:

     The consolidated balance sheets for the years ended December 31, 1997 and 1998, and the consolidated statements of operations, statements of stockholders' (deficit) equity and cash flows for each of the years in the three year period ended December 31, 1998, together with the notes thereto.

   (a) (2) Financial Statement Schedule.

   The following financial statement schedule is incorporated by reference to page S-1 of this Form 10-K:

    Schedule II--Valuation and Qualifying Accounts

 Exhibit
 Number                                  Title
 -------                                 -----
 2.01    Agreement and Plan of Merger between Fouress, Inc. and Registrant dated April 26, 1995. (Incorporated by reference from Exhibit 2.01 from the Registrant's Registration Statement on Form S-1 (File No.
         333-44469), as amended, declared effective by the Securities and
         Exchange Commission on March 18, 1998 (the "Form S-1")).
 2.02    Form of Agreement and Plan of Merger by and between Registrant and
         Exodus. (Incorporated by reference from Exhibit 2.20 to the Form S-
         1).
 3.01    Registrant's Restated Certificate of Incorporation. (Incorporated by
         reference from Exhibit 3.07 to Registrant's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1998 (the "March 1998 Form 10-
         Q")).
 3.02    Certificate of Designations specifying the terms of the Series A
         Junior Participating Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on January 28, 1999 (Incorporated by
         reference from Exhibit 3.02 to the Registrant's Registration
         Statement on Form 8-A filed with the Commission on January 29, 1999
         (the "1999 Form 8-A")).
 3.03    Registrant's Bylaws. (Incorporated by reference from Exhibit 3.06 to the Form S-1).
 4.01    Form of Specimen Certificate for Registrant's Common Stock.
         (Incorporated by reference from Exhibit 4.01 to the Form S-1).
 4.02    Form of Note for Registrant's 11 1/4% Senior Notes (Incorporated by
         reference from Exhibit 4.02 to Registrant's Registration Statement on
         Form S-4 (File No. 333-62413) declared effective by the Commission on
         November 10, 1998 (the "Form S-4")).
 4.03    Indenture between Exodus Communications, Inc. as Issuer and Chase
         Manhattan Bank and Trust Company, National Association, as Trustee
         dated July 1, 1998. (Incorporated by reference from Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1998 (the "June 1998 Form 10-Q")).
 4.04     Rights Agreement dated January 27, 1999 between Registrant and
          BankBoston, N.A., as Rights Agent (Incorporated by reference from
          Exhibit 4.04 to the 1999 Form 8-A).
 10.01    Amended and Restated Investors Rights Agreement, dated as of June
          25, 1997 between the Registrant and certain investors, as amended
          December 15, 1997. (Incorporated by reference from Exhibit 10.01 to the Form S-1).
 10.02+   Registrant's 1995 Stock Option Plan and related forms of agreements.
          (Incorporated by reference from Exhibit 10.02 to the Form S-1).

 Exhibit
 Number                                  Title
 -------                                 -----
 10.03+   Registrant's 1995 Stock Purchase Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.03 to the
          Form S-1).
 10.04+   Registrant's 1997 Equity Incentive Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.04 to the
          Form S-1).
 10.05+   Registrant's 1998 Equity Incentive Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.05 to the
          Form S-1).
 10.06+   Registrant's 1998 Directors Stock Option Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.06 to the
          Form S-1).
 10.07+   Registrant's 1998 Employee Stock Purchase Plan. (Incorporated by
          reference from Exhibit 10.07 to the Form S-1).
 10.08+   Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers, as amended.
          (Incorporated by reference from Exhibit 10.08 to the Form S-1).
 10.09    Facility Lease between Washcop Associates Limited Partnership and the Registrant dated April 18, 1996. (Incorporated by reference from
          Exhibit 10.09 to the Form S-1).
 10.10    Facility Lease between Cal-Harbor II & III Urban Renewal Associates and Registrant dated December 30, 1996, as amended April 29, 1997 and January 27, 1998. (Incorporated by reference from Exhibit 10.10 to the Form S-1).
 10.11    Facility Lease between McCandless-San Tomas N. 2 and Registrant dated April 18, 1997. (Incorporated by reference from Exhibit 10.11 to the Form S-1).
 10.12    Facility Lease between Sabey Corporation and Registrant dated April
          24, 1997. (Incorporated by reference from Exhibit 10.12 to the Form
          S-1).
 10.13    Facility Lease between The Manufacturers Life Insurance Company and
          Registrant dated June 27, 1997. (Incorporated by reference from
          Exhibit 10.13 to the Form S-1).
 10.14    Facility Lease between JBG/Spring Park Limited Partnership and
          Registrant dated June 30, 1997. (Incorporated by reference from
          Exhibit 10.14 to the Form S-1).
 10.15    Application for Data Services between WorldCom, Inc. and the
          Registrant dated September 18, 1997. (Incorporated by reference from
          Exhibit 10.15 to the Form S-1).
 10.16    Software License and Marketing Agreement between Computer Associates
          International, Inc. and the Registrant dated April 1997.
          (Incorporated by reference from Exhibit 10.16 to the Form S-1).
 10.17+   Form of Executive Employment Policy to be entered into between the
          Registrant and certain officers. (Incorporated by reference from
          Exhibit 10.17 to the Form S-1).
 10.18    Equipment Lease Line of Credit between Transamerica Business Credit
          Corporation and Registrant dated August 28, 1997. (Incorporated by reference from Exhibit 10.18 to the Form S-1).
 10.19    Loan and Security Agreement between Silicon Valley Bank and
          Registrant dated June 14, 1996, as amended on March 25, 1997, June
          13, 1997, November 24, 1997 and December 8, 1997. (Incorporated by
          reference from Exhibit 10.19 to the Form S-1).
 10.20    Loan and Security Agreement among MMC/GATX Partnership No. 1,
          Transamerica Business Credit Corporation and Registrant dated
          December 31, 1997. (Incorporated by reference from Exhibit 10.20 to the Form S-1).
 10.21    Equipment Lease Line of Credit between Venture Lending & Leasing II,
          Inc. and Registrant dated December 23, 1997. (Incorporated by reference from Exhibit 10.21 to the Form S-1).

 Exhibit
 Number                                  Title
 -------                                 -----
 10.22    Equipment Lease Line of Credit Commitment ("Commitment Letter")
          between Finova Technology Finance, Inc. ("Finova") and Registrant
          dated December 17, 1997; Master Lease Agreement ("Master Lease")
          between Finova and Registrant dated December 19, 1997; and
          Modification to Commitment Letter and Master Lease between Finova and Registrant dated February 6, 1998. (Incorporated by reference from Exhibit 10.22 to the Form S-1).
 10.23    Sublease Agreement dated January 12, 1998 between Amdahl Corporation and Registrant. (Incorporated by reference from Exhibit 10.23 to the
          Form S-1).
 10.24+   Nonqualified Stock Option Agreements between Registrant and K.B.
          Chandrasekhar dated January 27, 1998. (Incorporated by reference from Exhibit 10.24 to the Form S-1).
 10.25+   Form of Nonqualified Stock Option Agreement between Registrant and
          Ellen M. Hancock dated March 10, 1998. (Incorporated by reference from Exhibit 10.25 to the Form S-1).
 10.26+   Form of Agreement used to sell stock to certain directors and an officer of the Registrant. (Incorporated by reference from Exhibit
          10.26 to the Form S-1).
 10.27    Facility Lease between 600 Winter Street, L.L.C. and Registrant, dated as of December 23, 1997. (Incorporated by reference from
          Exhibit 10.27 to the March 1998 Form 10-Q). Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request.
 10.28    Amendment to Loan and Security Agreement between Silicon Valley Bank and Registrant dated June 14, 1996. (Incorporated by reference from
          Exhibit 10.28 to the March 1998 Form 10-Q.)
 10.29    First Amendment to Loan and Security Agreement, dated as of February
          20, 1998, by and between the Registrant and MMC/GATX Partnership No.
          1 and Transamerica Business Credit Corporation. (Incorporated by
          reference from Exhibit 10.29 to the amendment on Form 10-Q/A amending the March 1998 Form 10-Q).
 10.30    Exchange and Registration Rights Agreement among Exodus
          Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin &
          Jenrette Securities Corporation, BT Alex. Brown Incorporated and
          NationsBanc Montgomery Securities LLC dated July 1, 1998.
          (Incorporated by reference from Exhibit 10.31 to the June 1998 Form
          10-Q).
 10.31    Escrow Agreement among Chase Manhattan Bank and Trust Company,
          National Association, as escrow agent, Chase Manhattan Bank and
          Trust Company, National Association, as trustee, and Exodus
          Communications, Inc., dated July 1, 1998. (Incorporated by reference from Exhibit 10.32 to the June 1998 Form 10-Q).
 10.32    Purchase Agreement among Exodus Communications, Inc., Goldman, Sachs
          & Co., Donaldson Lufkin & Jenrette Securities Corporation, BT Alex.
          Brown Incorporated and NationsBanc Montgomery Securities LLC, dated
          June 26, 1998. (Incorporated by reference from Exhibit 10.33 to the
          June 1998 Form 10-Q).
 10.33    Form of Notice of Debt Offering and Waiver of Registration Rights
          among the Registrant and certain holders of stock of the Registrant.
          (Incorporated by reference from Exhibit 10.34 to the June 1998 Form
          10-Q).
 10.34    Amended and Restated Master Loan and Security Agreement between
          Exodus Communications, Inc. and Transamerica Business Credit
          Corporation dated June 30, 1998. (Incorporated by reference from
          Exhibit 10.35 to the June 1998 Form 10-Q).
 10.35    Agreement between Cisco Systems Capital Corporation and Exodus
          Communications, Inc., dated June 1, 1998. (Incorporated by reference from Exhibit 10.36 to the June 1998 Form 10-Q.)
 10.36*   Qwest Communications Private Line Service Agreement Business
          Services, between Qwest Communications Corporation and the
          Registrant, dated as of July 17, 1998. (Incorporated by reference from Exhibit 10.37 to the June 1998 Form 10-Q).

 Exhibit
 Number                                  Title
 -------                                 -----
 10.37    Consent and Second Amendment to the Second Amended and Restated
          Investors' Rights Agreement. (Incorporated by reference from Exhibit
          10.37 to the Form S-4).
 10.38    Lease Agreement dated August 31, 1998 between Reynolds Metals
          Development Company and Registrant. (Incorporated by reference from
          Exhibit 10.38 to the Form S-4).
 10.39    Building Lease dated September 22, 1998 between Centerpoint
          Properties Trust and Registrant. (Incorporated by reference from
          Exhibit 10.39 to the Form S-4).
 10.40    Sublease Agreement dated September 4, 1998 between S3, Incorporated and Registrant. (Incorporated by reference from Exhibit 10.40 to the
          Form S-4).
 10.41+   Registrant's 1999 Stock Option Plan and related forms of agreements.
          (Incorporated by reference to Exhibit 4.04 to the Registrant's
          Registration Statement on Form S-8 (File No. 333-72525), filed with the SEC on February 17, 1999 (the "February 1999 Form S-8").
 10.42+   Form of Non-Plan Stock Option Agreement for option granted to James
          J. McInerney. (Incorporated by reference to Exhibit 4.06 to the
          February 1999 Form S-8).
 10.43+   Form of Non-Plan Stock Option Agreement for option granted to Susan
          R. Farber. (Incorporated by reference from Exhibit 4.07 to the
          February 1999 Form S-8).
 10.44+   Offer Letter dated September 30, 1998 between the Registrant and
          Susan Farber.
 10.45    Agreement for Lease dated December 24, 1998 among Helios (Park
          Royal) Limited, Lloyds Bank PLC, Exodus Internet Limited, and Exodus
          Communications, Inc. Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the
          Securities and Exchange Commission upon request.
 10.46    First Amendment to Lease Agreement dated January 1999 between
          Washcop Associates Limited Partnership and Exodus Communications,
          Inc.
 10.47    First Amendment of Lease dated December 4, 1998 between David A.
          Sabey and Sandra L. Sabey and Exodus Communications, Inc.
 21.01    Subsidiaries of the Registrant.
 23.02    Consent of KPMG LLP, independent auditors.
 24.01    Power of Attorney. (See page 51 of this Form 10-K).
 27.01    Financial Data Schedule.

--------
  * Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.
  + Management contracts or compensatory plans required to be filed as exhibits to Form 10-K.

   (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K for the quarter ended December 31, 1998.

   (c) Exhibits. See (a) (3) above.

   (d) Financial Statement Schedule. See (a) (2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exodus Communications, Inc.

       /s/ Richard S. Stoltz                              February 21, 1999
By___________________________________
           Richard S. Stoltz
  Executive Vice President, Finance,
   Chief Operating Officer and Chief
           Financial Officer

                               POWER OF ATTORNEY

   Each person whose signature appears below constitutes and appoints Ellen M. Hancock and Richard S. Stoltz, jointly and severally, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signatures                        Title                 Date

Principal Executive Officer:

        /s/ Ellen M. Hancock           President and Chief       February 21,
-------------------------------------   Executive Officer            1999
          Ellen M. Hancock              and Director

Principal Financial Officer and Principal Accounting Officer:

        /s/ Richard S. Stoltz          Executive Vice            February 21,
-------------------------------------   President, Finance,          1999
          Richard S. Stoltz             Chief Operating
                                        Officer and Chief
                                        Financial Officer

Additional Directors:

       /s/ K.B. Chandrasekhar          Chairman of the           February 21,
-------------------------------------   Board of Directors           1999
         K.B. Chandrasekhar

                Name                            Title                Date
Additional Directors:

     /s/ Frederick W.W. Bolander        Director                 February 21,
-------------------------------------                                1999
       Frederick W.W. Bolander

         /s/ John R. Dougery            Director                 February 21,
-------------------------------------                                1999
           John R. Dougery

          /s/ Mark Dubovoy              Director                 February 21,
-------------------------------------                                1999
            Mark Dubovoy

          /s/ Max D. Hopper             Director                 February 21,
-------------------------------------                                1999
            Max D. Hopper

         /s/ Peter A. Howley            Director                 February 21,
-------------------------------------                                1999
           Peter A. Howley

         /s/ Daniel C. Lynch            Director                 February 21,
-------------------------------------                                1999
           Daniel C. Lynch

       /s/ Thadeus J. Mocarski          Director                 February 21,
-------------------------------------                                1999
         Thadeus J. Mocarski

         /s/ Kanwal S. Rekhi            Director                 February 21,
-------------------------------------                                1999
           Kanwal S. Rekhi

                          EXODUS COMMUNICATIONS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of KPMG LLP, Independent Auditors.................................. F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998.............. F-3
Consolidated Statements of Operations for the years ended December 31,
 1996, 1997 and 1998...................................................... F-4
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1996, 1997 and 1998................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1997 and 1998...................................................... F-6
Notes to Consolidated Financial Statements................................ F-7
Schedule II--Valuation and Qualifying Accounts............................ S-1

                   REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Exodus Communications, Inc.:

   We have audited the consolidated financial statements of Exodus Communications, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exodus Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Mountain View, California
January 26, 1999

                          EXODUS COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                   December 31,
                                                                 -----------------
                                                                  1997      1998
                                                                 -------  --------
                            Assets
Current assets:
  Cash and cash equivalents....................................  $10,270  $150,891
  Accounts receivable, net of allowance for doubtful accounts of $691 and $1,821 as of December 31, 1997 and 1998,
   respectively                                                    1,837    11,174
  Prepaid expenses and other current assets....................    1,377     4,677
                                                                 -------  --------
    Total current assets.......................................   13,484   166,742
Property and equipment, net....................................   25,170    68,306
Restricted cash equivalents and investments....................    1,753    45,614
Other assets...................................................      566    12,624
                                                                 -------  --------
                                                                 $40,973  $293,286
                                                                 =======  ========
      Liabilities, Redeemable Convertible Preferred Stock
               and Stockholders' (Deficit) Equity
Current liabilities:
  Bank borrowings..............................................  $ 3,000       --
  Current portion of equipment loans and line of credit
   facilities..................................................    3,777    14,367
  Current portion of capital lease obligations.................    1,143     5,140
  Accounts payable.............................................    6,252     9,208
  Accrued expenses.............................................    3,019     6,771
  Accrued interest payable.....................................      --     11,563
                                                                 -------  --------
    Total current liabilities..................................   17,191    47,049
Equipment loans and line of credit facilities, less current
 portion.......................................................   12,693    15,695
Capital lease obligations, less current portion................    2,442    11,401
Senior Notes...................................................      --    200,000
                                                                 -------  --------
    Total liabilities..........................................   32,326   274,145
                                                                 -------  --------
Redeemable convertible preferred stock and warrants, $0.001 par value: 74,960,124 and no shares authorized as of December 31,
 1997 and 1998, respectively; 34,117,371 and no shares issued and outstanding as of December 31, 1997, and 1998,
 respectively; aggregate liquidation preference of $39,640 as
 of December 31, 1997..........................................   39,247       --
                                                                 -------  --------
Commitments and contingencies
Stockholders' (deficit) equity:
  Preferred stock, $0.001 par value: No and 5,000,000 shares authorized as of December 31, 1997 and 1998, respectively, and no shares issued or outstanding as of December 31, 1997
   and 1998....................................................      --        --
  Common stock, $0.001 par value: 53,281,579 and 50,000,000
   shares authorized as of December 31, 1997 and 1998,
   respectively; 2,067,253 and 20,067,352 shares issued and
   outstanding as of December 31, 1997 and 1998, respectively..        2        20
  Additional paid-in capital...................................    2,508   117,220
  Notes receivable from stockholders...........................     (140)       --
  Deferred stock compensation..................................   (2,393)   (1,080)
  Accumulated deficit..........................................  (30,577)  (97,019)
                                                                 -------  --------
    Total stockholders' (deficit) equity.......................  (30,600)   19,141
                                                                 -------  --------
                                                                 $40,973  $293,286
                                                                 =======  ========

          See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended December 31,
                                                  ---------------------------
                                                   1996      1997      1998
                                                  -------  --------  --------
Revenues:
  Service revenues...............................  $2,454   $11,588   $49,808
  Equipment revenues.............................     676       820     2,930
                                                  -------  --------  --------
    Total revenues...............................   3,130    12,408    52,738
                                                  -------  --------  --------
Costs and expenses:
  Cost of service revenues.......................   2,538    16,228    59,261
  Cost of equipment revenues.....................     452       640     2,298
  Marketing and sales............................   2,734    12,702    28,778
  General and administrative.....................   1,056     5,983    15,865
  Product development............................     444     1,647     3,221
                                                  -------  --------  --------
    Total costs and expenses.....................   7,224    37,200   109,423
                                                  -------  --------  --------
    Operating loss...............................  (4,094)  (24,792)  (56,685)
Interest income..................................      68       193     7,137
Interest expense.................................    (107)     (699)  (16,894)
                                                  -------  --------  --------
    Net loss.....................................  (4,133)  (25,298)  (66,442)
Cumulative dividends and accretion on redeemable
 convertible preferred stock.....................     --     (1,413)   (2,014)
                                                  -------  --------  --------
    Net loss attributable to common
     stockholders................................ $(4,133) $(26,711) $(68,456)
                                                  =======  ========  ========
Basic and diluted net loss per share............. $ (2.16) $ (13.85) $  (4.38)
                                                  =======  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................   1,914     1,928    15,643
                                                  =======  ========  ========




          See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                (in thousands)

                                                       Notes                                  Total
                          Common Stock   Additional  Receivable    Deferred               Stockholders'
                          --------------  Paid-In       from        Stock     Accumulated   (Deficit)
                          Shares  Amount  Capital   Stockholders Compensation   Deficit      Equity
                          ------  ------ ---------- ------------ ------------ ----------- -------------
Balances as of December
31, 1995................   1,821   $ 2    $    199     $(195)      $   --      $ (1,146)    $ (1,140)
Issuance of common
stock...................     134   --           32       --            --           --            32
Issuance of common stock
in connection with stock
purchase plan and
exercise of stock
options.................      16   --            4        (3)          --           --             1
Repurchase of common
stock...................     (25)  --           (6)        6           --           --           --
Repayment of notes
receivable from
stockholders............     --    --          --          6           --           --             6
Net loss................     --    --          --        --            --        (4,133)      (4,133)
                          ------   ---    --------     -----       -------     --------     --------
Balances as of December
31, 1996................   1,946     2         229      (186)          --        (5,279)      (5,234)
Issuance of common stock
in connection with
exercise of stock
options and warrants....     172   --          222       --            --           --           222
Repurchase of common
stock...................     (51)  --          (12)       12           --           --           --
Repayment of notes
receivable from
stockholders............     --    --          --         34           --           --            34
Deferred stock
compensation related to
stock option grants.....     --    --        3,482       --         (3,482)         --           --
Amortization of deferred
stock compensation......     --    --          --        --          1,089          --         1,089
Accrual of cumulative
dividends on Series C
and D redeemable
convertible preferred
stock...................     --    --         (750)      --            --           --          (750)
Accretion on Series C
and D redeemable
convertible preferred
stock...................     --    --         (663)      --            --           --          (663)
Net loss................     --    --          --        --            --       (25,298)     (25,298)
                          ------   ---    --------     -----       -------     --------     --------
Balances as of December
31, 1997................   2,067     2       2,508      (140)       (2,393)     (30,577)     (30,600)
Issuance of common stock
in connection with
employee stock purchase
plan and exercise of
stock options and
warrants................     838     1       2,252       --            --           --         2,253
Issuance of common stock
in conjunction with
initial public offering,
net of offering costs of
$7,062..................   5,125     5      69,813       --            --           --        69,818
Issuance of common stock
to an officer for cash..      50   --          450       --            --           --           450
Issuance of common stock
and common stock
warrants................     --    --          786       --            --           --           786
Repayment of notes
receivable from
stockholders............     --    --          --        140           --           --           140
Conversion of redeemable
convertible preferred
stock into common
stock...................  11,987    12      43,425       --            --           --        43,437
Amortization of deferred
stock compensation......     --    --          --        --          1,313          --         1,313
Accrual of cumulative
dividends on Series C
and D redeemable
convertible preferred
stock...................     --    --         (462)      --            --           --          (462)
Accretion on Series C
and D redeemable
convertible preferred
stock...................     --    --       (1,552)      --            --           --        (1,552)
Net loss................     --    --          --        --            --       (66,442)     (66,442)
                          ------   ---    --------     -----       -------     --------     --------
Balances as of December
31, 1998................  20,067   $20    $117,220     $ --        $(1,080)    $(97,019)    $ 19,141
                          ======   ===    ========     =====       =======     ========     ========

         See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     1996      1997      1998
                                                    -------  --------  --------
Cash flows from operating activities:
 Net loss.........................................  $(4,133) $(25,298) $(66,442)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization...................      461     3,429    12,997
  Loss on disposal of property and equipment......      --        --        464
  Noncash common stock and warrant expense........      --        --        786
  Amortization of deferred stock compensation.....      --      1,089     1,313
  Amortization of debt issuance costs.............      --        --        846
  Interest accretion on restricted cash
   equivalents and investments....................      --        --     (1,088)
  Changes in operating assets and liabilities:
   Accounts receivable............................     (265)   (1,316)   (8,301)
   Prepaid expenses and other assets..............     (189)     (748)   (4,086)
   Accounts payable...............................      671     5,089     2,791
   Accrued expenses...............................      339     2,237     2,659
   Accrued interest payable.......................      --        --     11,563
                                                    -------  --------  --------
    Net cash used for operating activities........   (3,116)  (15,518)  (46,498)
                                                    -------  --------  --------
Cash flows from investing activities:
 Capital expenditures.............................   (3,499)  (22,489)  (44,564)
 Proceeds from sale of property and equipment.....      --        --        245
 Business acquired, net of cash received..........      --        --     (5,654)
 Restricted cash and investments..................     (378)   (1,375)  (42,773)
                                                    -------  --------  --------
    Net cash used for investing activities........   (3,877)  (23,864)  (92,746)
                                                    -------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of redeemable convertible
  preferred stock and warrants....................    9,409    23,320     2,176
 Proceeds from issuance of common stock, net......       32       222    72,521
 Proceeds from issuance of bridge financing
  convertible notes...............................      --      3,975       --
 Repayment of notes receivable from stockholders..        7        34       140
 Bank borrowings, net.............................     (100)    3,000    (3,000)
 Proceeds from sale-leaseback transactions........      552       932     4,035
 Payments on capital leases obligations...........     (154)     (720)   (2,999)
 Proceeds from equipment loans and line of credit
  facilities......................................    1,296    16,480    18,611
 Repayment of equipment loans and line of credit
  facilities......................................     (497)   (1,306)   (5,019)
 Proceeds from senior notes, net of discounts and
  offering costs..................................      --        --    193,400
                                                    -------  --------  --------
    Net cash provided by financing activities.....   10,545    45,937   279,865
                                                    -------  --------  --------
Net increase in cash and cash equivalents.........    3,552     6,555   140,621
Cash and cash equivalents at beginning of year....      163     3,715    10,270
                                                    -------  --------  --------
Cash and cash equivalents at end of year..........  $ 3,715  $ 10,270  $150,891
                                                    =======  ========  ========
Supplemental disclosures of cash flow information:
 Cash paid -- interest............................  $   --   $    699  $  4,917
                                                    =======  ========  ========
 Non cash investing and financing activities:
  Assets recorded under capital leases............  $    27  $  2,700  $ 11,709
                                                    =======  ========  ========
  Conversion of note payable to stockholder to
   preferred stock................................  $   200  $    --   $    --
                                                    =======  ========  ========
  Cumulative dividends and accretion on Series C
   and D redeemable convertible preferred stock...  $   --    $ 1,413  $  2,014
                                                    =======  ========  ========
  Deferred compensation on grants of stock
   options........................................  $   --   $  3,482  $    --
                                                    =======  ========  ========
  Warrants issued for financing commitments.......  $   --   $    730  $    --
                                                    =======  ========  ========
  Conversion of bridge financing convertible notes
   to redeemable convertible preferred stock......  $   --   $  3,975  $    --
                                                    =======  ========  ========
  Conversion of redeemable convertible preferred
   stock to common stock..........................  $   --   $    --   $ 43,437
                                                    =======  ========  ========

          See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1997 and 1998

(1) Summary of the Company and Significant Accounting Policies

   The Company

   Exodus Communications, Inc. ("Exodus" or "the Company") is a leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations.

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

   Revenues consist of (i) monthly fees from customer use of Internet Data Centers and related services and installation, and (ii) equipment sales to customers. Revenues (other than installation fees and equipment sales to customers) are billed monthly and recognized ratably over the term of the contract, generally one year. Installation fees are typically recognized at the time that installation occurs, and equipment sales are typically recognized when the equipment is delivered to the customer or placed into service at the Internet Data Center.

   Cash Equivalents and Investments

   Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. As of December 31, 1998, cash equivalents consisted principally of money market funds at two financial institutions.

   The Company classifies its investments as "held-to-maturity." As of December 31, 1998, such investments consist of United States Treasury Notes and are recorded at amortized cost.

   The components of restricted cash equivalents and investments as of December 31, 1998, are as follows (in thousands):

     United States Treasury Notes:
       Due within one year............................................. $10,733
       Due after one year through two years............................  20,594
     Money market funds................................................  11,049
     Cash collateral related to leases.................................   3,238
                                                                        -------
     Total restricted cash equivalents and investments................. $45,614
                                                                        =======

   See Notes 4 and 6 for additional information regarding restricted cash equivalents and investments.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998


   Financial Instruments and Concentration of Credit Risk

   The carrying value of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable, bank borrowings and debt approximates fair market value. Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable.

   The Company's customer base is primarily composed of businesses throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

   Property and Equipment

   Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to five years. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset.

   Software Development Costs

   The Company capitalizes software development costs incurred to develop certain of the Company's collaborative systems management services that are included in the Company's co-location services in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs are capitalized after technological feasibility is achieved; generally upon the development of a working model. To date, software development costs capitalizable under SFAS No. 86 have not been material.

   Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

   Stock-Based Compensation

   The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998

used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   Goodwill and Other Intangible Assets

   Goodwill and other intangible assets are comprised of amounts recorded in the acquisition of Arca Systems, Inc. ("Arca") and are included in other assets on the accompanying 1998 consolidated balance sheet (see Note 2). These amounts are being amortized on a straight-line basis over 10 years.

   Net Loss Per Share

   Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period (in thousands):

                                                            Year Ended December
                                                                    31,
                                                            -------------------
                                                             1996   1997  1998
                                                            ------ ------ -----
   Shares issuable under stock options....................     292  1,709 4,786
   Shares issuable pursuant to warrants to purchase common
    and redeemable convertible preferred stock............     637  2,813   181
   Shares of redeemable convertible preferred stock on an
    "as if converted" basis...............................  15,537 34,117   --

   Comprehensive Loss

   There are no differences between consolidated net loss and comprehensive loss for any period presented.

(2) Business Combination

   On October 2, 1998, the Company purchased substantially all of the assets, including customer agreements, and assumed certain liabilities of, Arca, a wholly owned subsidiary of Cyberguard Corporation. Arca, which has been in business for more than ten years, is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. Arca operates as a wholly owned subsidiary of the Company. Total consideration paid, including direct acquisition costs, aggregated approximately $5,800,000. The acquisition was accounted for as a purchase with the results of Arca included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $5,000,000 and was attributed primarily to workforce in place ($2,500,000) and goodwill ($2,400,000).

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998



   The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Arca's results of operations, as if Arca had been acquired on January 1, 1997 (in thousands, except per share data):

                                                               Year ended
                                                              December 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
   Revenues................................................ $ 16,643  $ 55,901
   Net loss attributable to common stockholders............ $(27,297) $(69,207)
   Basic and diluted net loss per share.................... $ (14.16) $  (4.42)
   Shares used in pro forma per share computation..........    1,928    15,643

   The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

(3) Financial Statement Components

   Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
   Data centers and related equipment.........................  $16,316 $43,959
   Furniture, fixtures, computer equipment and other..........   12,815  32,887
   Construction in progress...................................      --    8,497
                                                                ------- -------
                                                                 29,131  85,343
   Less accumulated depreciation and amortization.............    3,961  17,037
                                                                ------- -------
                                                                $25,170 $68,306
                                                                ======= =======

   Computer equipment and certain data center infrastructure are recorded under capital leases that aggregated $4,492,000 and $20,236,000 as of December 31, 1997 and 1998, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $722,000 and $4,426,000 as of December 31, 1997 and 1998, respectively.

   Accrued Expenses

   Accrued expenses consisted of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1997   1998
                                                                  ------ ------
   Accrued payroll and related expenses.......................... $1,183 $2,956
   Other.........................................................  1,836  3,815
                                                                  ------ ------
                                                                  $3,019 $6,771
                                                                  ====== ======

(4) Bank Borrowings and Debt

   The Company has a $7,000,000 bank line of credit bearing interest at the bank's prime rate. As of December 31, 1998, no amount was outstanding under the line of credit. The line of credit expires in March 1999.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998


   A summary of equipment loans and line of credit facilities follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
$850,000 equipment term loan with a financial institution;
 interest rate of prime plus 2.5%.............................. $   178 $   --
$1,800,000 equipment line of credit facility; effective
 interest rate of 16.4%; principal and interest due April 2000
 through September 2000; collateralized by equipment...........   1,393     981
$3,000,000 equipment line of credit facility-April 1997;
 effective interest rate of 12.9%; principal and interest due
 monthly through July 2001; collateralized by equipment........   2,756   2,080
$6,500,000 equipment line of credit facility; effective
 interest rate of 15.9%; principal and interest due monthly
 through July 2001; collateralized by equipment................   6,312   4,842
$3,000,000 equipment line of credit facility-August 1997;
 effective interest rate of 16.2%; principal and interest due
 monthly through May 2001; collateralized by equipment.........   2,787   2,192
$5,000,000 equipment line of credit facility; effective
 interest rate of 16.4%; principal and interest due monthly
 through July 2001; collateralized by equipment................   3,044   3,084
$10,000,000 equipment line of credit facility; effective
 interest rate of 13.8%; principal and interest due monthly
 through July 2002; collateralized by equipment................     --    8,883
$8,000,000 line of credit facility; interest rate of 12.95%;
 principal and interest due March 1999; collateralized by all
 of the Company's assets.......................................     --    8,000
                                                                ------- -------
                                                                 16,470  30,062
Less current portion...........................................   3,777  14,367
                                                                ------- -------
Equipment loans and line of credit facilities, less current
 portion....................................................... $12,693 $15,695
                                                                ======= =======

   Aggregate maturities for outstanding equipment loans and line of credit facilities for fiscal 1999, 2000, 2001 and 2002 are $14,367,000, $7,342,000,
$5,943,000 and $2,410,000, respectively.

   On July 1, 1998, the Company issued $200,000,000 of 11-1/4% Senior Notes due 2008 for aggregate net proceeds of approximately $193,400,000 (net of discounts to the initial purchasers and offering expenses). Interest is payable semi annually on January 1 and July 1 of each year commencing January 1, 1999. As of December 31, 1998 restricted cash equivalents and investments include approximately $42,400,000 deposited with an escrow agent that will be used to pay the first four semiannual interest payments when due. An interest payment of $11,250,000 was made in January 1999. Subject to significant exceptions, the Senior Notes Indenture restricts, among other things, the Company's ability to incur additional indebtedness and the use of proceeds there from, pay dividends, make certain other restricted payments, incur certain liens to secure indebtedness or engage in merger transactions.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998


(5) Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

   Redeemable Convertible Preferred Stock and Warrants

   In February and March 1996, the Company issued 7,798,483 shares of Series A redeemable convertible preferred stock at $0.413 per share. In October 1996, the Company issued 7,738,095 shares of Series B redeemable convertible preferred stock at $0.84 per share. In March and June 1997, the Company received a total of approximately $3,975,000 in cash in exchange for bridge financing convertible promissory notes. In June 1997, the Company issued 15,789,868 shares of Series C redeemable convertible preferred stock for $1.362 per share in exchange for approximately $17,500,000 in cash and the conversion of the bridge financing notes. In December 1997, the Company issued 2,631,579 shares of Series D redeemable convertible preferred stock at $2.85 per share for aggregate cash proceeds of $7,500,000.

   In 1996, in connection with various financing arrangements, the Company issued warrants to purchase an aggregate of 17,157 shares of the Company's common stock at prices ranging from $2.40 to $2.67 per share. Also in 1996, in connection with various lease agreements and other matters, the Company issued warrants to purchase 329,167 shares of the Company's Series B1 redeemable convertible preferred stock at $0.84 per share.

   In March and June 1997, in connection with the bridge financing convertible promissory notes discussed above, the Company issued warrants to purchase 198,697 shares of the Company's Series B redeemable convertible preferred stock at $0.84 per share. In April 1997, in connection with the $3,000,000 equipment line of credit, the Company issued warrants to purchase 196,429 shares of the Company's Series B1 redeemable convertible preferred stock at $0.84 per share. In June 1997, in connection with the issuance of the Company's Series C redeemable convertible preferred stock, the Company issued warrants to purchase 1,579,011 shares of the Company's Series C redeemable convertible preferred stock at $1.362 per share. In August and September 1997, in connection with the $3,000,000 and the $6,500,000 equipment lines of credit, the Company issued warrants to purchase a total of 271,598 shares of the Company's Series C1 redeemable convertible preferred stock at $1.362 per share. In December 1997, in connection with the $8,000,000 line of credit facility and the $5,000,000 equipment line of credit, the Company issued warrants to purchase 247,826 and 125,000 shares, respectively, of the Company's Series D1 redeemable convertible preferred stock at $2.85 per share.

   In March 1998, in connection with a strategic alliance, the Company issued warrants to purchase an aggregate of 60,000 shares of the Company's common stock at a price of $15.00 per share.

   The fair value of all warrant issuances, calculated using the Black-Scholes option pricing module, with the following assumptions: dividends--none; expected life--contractual term; risk-free interest rates--5.7% to 6.7%; volatility--60%, was not material except as follows:

  . The 1,579,011 warrants issued in connection with the sale of the Series C redeemable convertible preferred stock for which the fair value was determined to be $1,200,000. This amount was recorded as a reduction in the carrying value of the Series C redeemable convertible preferred stock and recorded as the carrying value of the Series C warrants.

  . The 247,826 and 125,000 warrants issued in connection with the $8,000,000 line of credit facility and $5,000,000 equipment line of credit, respectively, for which the values were determined to be $530,000 and $200,000, respectively. These amounts will be amortized on a straight-line basis through the commitment periods of the credit facilities.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998

  . The 60,000 warrants issued in connection with the strategic alliance for which the value was determined to be $525,000. This amount was recorded as marketing and sales expense in the accompanying consolidated statement of operations for the year ended December 31, 1998.

   Redeemable convertible preferred stock and related warrants issued and outstanding as of December 31, 1997 was as follows:

          Redeemable convertible preferred stock
          --------------------------------------------           Warrants
                                                         --------------------------
            Shares       Issued and       Carrying       Issued and       Carrying
 Series   Designated     Outstanding        Value        Outstanding       Value
 ------   ----------     -----------     -----------     -----------     ----------
  A        7,798,483      7,798,483      $ 3,168,000            --       $      --
  A1       7,798,483            --               --             --              --
  B        8,600,000      7,775,930        6,473,000        160,862             --
  B1       8,600,000         65,524           55,000        466,072             --
  C       17,850,000     15,845,855       20,333,000      1,523,024       1,242,000
  C1      17,850,000            --               --         271,598             --
  D        3,231,579      2,631,579        7,246,000            --              --
  D1       3,231,579            --               --         372,826         730,000
          ----------     ----------      -----------     ----------      ----------
          74,960,124     34,117,371      $37,275,000     $2,794,382      $1,972,000
          ==========     ==========      ===========     ==========      ==========

   As of December 31, 1997 and 1998, the Company has 18,663 and 181,085 warrants to purchase common stock outstanding, respectively.

   Initial Public Offering

   On March 24, 1998, the Company completed its initial public offering ("IPO") of 5,125,000 shares of its common stock. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, aggregated approximately $69,800,000. At the closing of the IPO, all redeemable convertible preferred stock was converted to common stock and all warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock on a one-for-three basis. In connection with the IPO, certain warrant holders exercised their warrants to purchase redeemable convertible preferred stock (which converted into common stock), which resulted in additional proceeds of $1,842,000.

   Stock Purchase And Stock Option Plans

   During 1995, the Company adopted a Stock Purchase Plan under which 366,667 shares of common stock were authorized. Awards totaling 107,368 shares of common stock were granted to individuals through 1996, at a price of $0.24 per share, the estimated fair market value of the shares on the date of the award. No awards were granted during the years ended December 31, 1997 and 1998. Generally, the shares are subject to a 50-month vesting period. As of December 31, 1998, 4,301 shares remained unvested. Unvested shares are subject to repurchase, at the Company's option, at the original purchase price upon a participant's termination. Of the shares granted, 46,301 had been repurchased by the Company as of December 31, 1998.

   In January 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 600,000 shares of the Company's common stock for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. During 1998, 54,566 shares were issued under the Purchase Plan at a weighted-average purchase price of $13.36 per share.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998


   In January 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan"), which served as the successor to the Company's 1995 Stock Option Plan (the "1995 Plan"). Options granted under the 1995 Plan before its termination continue to remain outstanding in accordance with their terms, but no further options may be granted under the 1995 Plan. Options granted under the 1995 Plan were granted with exercise prices not less than fair market value at the date of grant as determined by the Board of Directors, generally vested 12% after six months from the date of grant and 2% per month thereafter, and generally are exercisable for a term of ten years after the date of grant. Under the 1997 Plan, the Company reserved 2,200,000 shares of its common stock for issuance to employees and consultants to be granted as either incentive or nonqualified stock options. Options granted under the 1997 Plan generally vest 12% after six months from the date of grant and 2% per month thereafter and are generally exercisable for a term of ten years after the date of grant.

   In January 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan"). On the effective date of the Company's IPO, the 1998 Plan became effective as the successor to the 1997 Plan. The Company has reserved 1,500,000 shares of common stock for issuance under the 1998 Plan in addition to the shares that remain from the 1997 Plan. The 1998 Plan permits the grant of either incentive or nonqualified stock options. Options granted under the 1998 Plan will have a maximum term of ten years and generally will vest over 50 months. The 1998 Plan will terminate in January 2008.

   In January 1998, the Company adopted the 1998 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 200,000 shares of the Company's common stock for issuance thereunder. Each nonemployee director who is or becomes a member of the Board of Directors on or after the effective date of the Company's IPO, with certain limited exceptions, will initially be granted an option for 20,000 shares of the Company's common stock and, thereafter, an option to purchase an additional 5,000 shares of the Company's common stock annually. Initial options granted under the Directors Plan will vest as to 33 1/3% of the shares on each annual anniversary of the date of grant. Annual grants will vest 25% on each annual anniversary of the date of grant. The exercise price of the options granted under the Directors Plan will be at the fair market value of the Company's common stock on the date of grant.

   In January 1998, the Company granted stock options to purchase 333,334 shares of common stock to an officer of the Company, of which half have an exercise price of $9.00 per share and vest 100% after three years and half have an exercise price of $18.00 per share and vest 100% after five years. The stock options accelerate and become fully vested if the Company is acquired or sells all or substantially all of its assets.

   In March 1998, the Company granted a stock option to an officer of the Company to purchase 721,981 shares of common stock with an exercise price of $9.00 per share (fair market value on the date of grant) that vests as to 12% of such shares in September 1998 and vests as to an additional 2% per month thereafter.

   In January 1999, the Company adopted the 1999 Stock Option Plan ("the 1999 Plan"). Under the 1999 Plan, the Company has reserved 2,000,000 shares of common stock for issuance to employees, consultants, and to be used for acquisitions, to be granted as nonqualified stock options.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998

Options granted under the 1999 Plan generally will vest over 50 months and are generally exercisable for a term of ten years from the date of grant.

   Fair Value Disclosures

   The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for stock options granted from March through December 1997. With respect to the stock options granted from March to December 1997, the Company recorded deferred stock compensation of $3,482,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options, generally 50 months. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss attributable to common stockholders and net loss per share would have been changed to the amounts indicated below (in thousands except per share data):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                    1996      1997      1998
                                                   -------  --------  --------
   Net loss applicable to common stockholders:
     As reported.................................. $(4,133) $(26,711) $(68,456)
     Pro forma.................................... $(4,133) $(26,711) $(76,134)
   Basic and diluted net loss per share:
     As reported.................................. $ (2.16) $ (13.85) $  (4.38)
     Pro forma.................................... $ (2.16) $ (13.85) $  (4.87)

   The fair value of each stock option is estimated on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted-average assumptions:

                                                    Year Ended December 31,
                                                --------------------------------
                                                   1996       1997       1998
                                                ---------- ---------- ----------
   Expected life............................... 2.55 years 2.59 years 3.09 years
   Risk-free interest rate.....................   6.28%      5.81%      4.98%
   Volatility..................................     --         --         80%

   The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998: no expected dividends, expected volatility of 80%, risk-free interest rate of 5.26%, and expected life of 1.33 years. The weighted-average fair value of purchase rights granted under the Purchase Plan during 1998 was $9.94 per share.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998


   A summary of the Company's stock option plans is as follows:

                                           Year Ended December 31,
                          ------------------------------------------------------------
                                1996                1997                 1998
                          ------------------ -------------------- --------------------
                                   Weighted-            Weighted-            Weighted-
                                    Average              Average              Average
                                   Exercise             Exercise             Exercise
                          Shares     Price    Shares      Price    Shares      Price
                          -------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  125,083    $0.24     292,033    $0.25   1,709,286   $ 0.76
  Granted...............  224,734     0.26   1,611,800     0.82   3,911,101    22.86
  Forfeited.............  (52,850)    0.24    (105,860)    0.64    (288,969)    8.18
  Exercised.............   (4,934)    0.25     (88,687)    0.32    (545,879)    2.65
                          -------            ---------            ---------
Outstanding at end of
 period.................  292,033     0.25   1,709,286     0.76   4,785,539    18.11
                          =======            =========            =========
Exercisable at end of
 year...................   80,667     0.25     223,950     0.45     384,590     4.86
                          =======            =========            =========
Weighted average fair
 value of options
 granted during the year
 at market..............  224,734     0.04     333,267     0.04   3,570,101    12.54
Weighted average fair
 value of options
 granted during the year
 at less than market....      --       --    1,278,533     2.30       7,667    33.87
Weighted average fair
 value of options
 granted during the year
 at greater than
 market.................      --       --          --       --      333,334     4.22

   The following table summarizes information about stock options outstanding as of December 31, 1998:

                                          Outstanding                 Exercisable
                              ------------------------------------ -----------------
                                                         Weighted-         Weighted-
                                        Weighted-Average  Average  Number   Average
                              Number of    Remaining     Exercise    of    Exercise
   Range of Exercise Prices    Shares   Contractual Life   Price   Shares    Price
   ------------------------   --------- ---------------- --------- ------- ---------
   $0.24 to 0.75...........   1,060,536    8.47 years     $ 0.51   249,086  $ 0.49
   $3.75 to 9.00...........   1,170,077    9.13             8.29   103,267    7.28
   $15.00 to 24.25.........   1,241,210    9.64            21.35    10,318   19.83
   $30.69 to 40.00.........   1,313,716    9.84            38.01    21,919   36.01
                              ---------                            -------
                              4,785,539    9.31            18.11   384,590    4.86
                              =========                            =======

   Stockholder Rights Plan

   In January 1999, the Company adopted a Stockholder Rights Plan ("the Rights Plan"). The Rights Plan is designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the Rights Plan, the Company declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on February 11, 1999 ("Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998

(6) Commitments and Contingencies

   Leases

   The Company has entered into a number of operating leases for its facilities. The leases expire from 1998 through 2010. As of December 31, 1998, the Company had collateralized letters of credit aggregating $3,238,000 for these leases. The related funds are included in restricted cash equivalents and investments on the accompanying consolidated balance sheet. The Company also leases certain data center infrastructure and equipment under capital leases. Certain of these capital leases were entered into as sales-leaseback transactions. No gain or loss was recorded in any such transaction due to the short holding period from the time the assets were purchased until the time of the sale-leaseback. Future minimum lease payments as of December 31, 1998 are as follows (in thousands):

                                                               Capital Operating
   Year Ending December 31,                                    Leases   Leases
   ------------------------                                    ------- ---------
   1999....................................................... $ 6,354  $ 9,065
   2000.......................................................   6,604    9,726
   2001.......................................................   5,920    9,803
   2002.......................................................     676    9,325
   2003.......................................................     --     9,176
   Thereafter.................................................     --    43,994
                                                               -------  -------
   Total minimum lease payments...............................  19,554  $91,089
                                                                        =======
   Less amount representing imputed interest..................   3,013
                                                               -------
   Present value of minimum lease payments....................  16,541
   Less current portion.......................................   5,140
                                                               -------
   Capital lease obligations, less current portion............ $11,401
                                                               =======

   The Company's rent expense was $248,000, $1,764,000 and $5,554,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

   Telecommunications Agreements

   In September 1997, the Company entered into an agreement to obtain telecommunications services for a period of 60 months with a minimum commitment of $230,000 per month. In January 1999, this original agreement was replaced with a new agreement for a period of 60 months with a minimum commitment of $1,000,000 per month.

   In July 1998, the Company entered into an agreement to obtain telecommunication services for a period of 36 months with a minimum commitment of approximately $500,000 per month.

   Royalty Agreement

   In April 1997, the Company entered into an agreement with a software company under which the Company licensed certain software for a royalty based on 1% of the Company's gross revenues. Royalty expenses related to this agreement have not been significant to date.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998

   Contingencies

   The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position and results of operations.

(7) Income Taxes

   The following table reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company's loss before taxes by 34%) to the Company's actual income tax expense (benefit) (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    -------  -------  --------
     Expected income tax benefit................... $(1,405) $(8,602) $(22,591)
     Permanent differences.........................       2       15        81
     Net operating loss not benefited..............   1,403    8,587    22,510
                                                    -------  -------  --------
       Actual income tax expense (benefit)......... $   --   $   --   $    --
                                                    =======  =======  ========

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1998, are as follows (in thousands):

                                                               1997      1998
                                                             --------  --------
   Deferred tax assets:
    Net operating loss carryforwards........................ $ 10,941  $ 34,807
    Difference between book and tax depreciation............      --      2,284
    Reserves and accruals...................................      195     1,234
    Research and experimentation credit carryforwards.......      113       548
    Deferred compensation...................................      437       957
    Other...................................................       41         6
                                                             --------  --------
     Total gross deferred tax assets........................   11,727    39,836
    Less valuation allowance................................  (11,708)  (39,836)
                                                             --------  --------
                                                                   19       --
   Deferred tax liabilities:
    Difference between book and tax depreciation............ $    (19)      --
                                                             --------  --------
       Net deferred tax assets.............................. $    --   $    --
                                                             ========  ========

   As of December 31, 1998, the Company has a net operating loss carryforward for federal and California purposes of $94,087,000 and $48,316,000, respectively. The difference between the federal and California net operating loss carryforward is due to the 50% limitation of net operating loss carryforwards for California purposes. The federal net operating loss carryforward will expire from 2011 through 2018. The California net operating loss carryforward will expire from 2001 through 2003.

   Gross deferred tax assets as of December 31, 1998 include approximately $3,430,000 relating to the exercise of stock options, which will be credited to equity when realized.

                          EXODUS COMMUNICATIONS, INC.

                       December 31, 1996, 1997 and 1998

   The net change in the valuation allowance was an increase of $9,654,000 and $28,128,000 for the years ended December 31, 1997 and 1998, respectively.

   Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code, Section 382. The Company has not determined if an ownership change, as defined, has occurred. The Company plans to compute exact limitations upon realization of taxable earnings and associated utilization of the net operating loss carryforwards.

(8) Segment Information

   The Company currently operates eight Internet Data Centers throughout the United States. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long term economic characteristics and financial performance are similar. In particular, each data center provides the same Internet related services to a similar type of customer who may locate their servers in multiple data centers. As a result, the Company believes these data centers represent one reportable segment under the aggregation criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information.

   The total revenues of the Internet Data Centers is the same as the Company's total consolidated revenues for all periods presented in the accompanying consolidated statements of operations. Segment profit or loss for the Internet Data Centers is measured by total revenues less cost of revenues and marketing and sales expenses. Other operating expenses as well as net interest expense are not allocated.

   As of December 31, 1998, over 75% of property and equipment relates to the Internet Data Centers. No other assets of the Company are allocated to the Internet Data Centers.

(9) Subsequent Event--Unaudited

   In February 1999, the Company acquired American Information Systems, Inc. for approximately $20,000,000 in cash. This acquisition will be accounted for under the purchase method of accounting.

                          EXODUS COMMUNICATIONS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                      Balance at                       Balance
                                      Beginning                       at End of
           Classification              of Year   Additions Deductions   Year
           --------------             ---------- --------- ---------- ---------
Allowance for doubtful accounts:
  Year ended December 31, 1996.......   $ --      $   15     $ --      $   15
  Year ended December 31, 1997.......      15        742       (66)       691
  Year ended December 31, 1998.......     691      1,410      (280)     1,821

                                 EXHIBIT INDEX

 Exhibit
 Number                                  Title
 -------                                 -----
 10.44+  Offer Letter dated September 30, 1998 between the Registrant and
         Susan Farber.
 10.45    Agreement for Lease dated December 24, 1998 among Helios (Park
          Royal) Limited, Lloyds Bank PLC, Exodus Internet Limited, and
          Exodus Communications, Inc. Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request.
 10.46    First Amendment to Lease Agreement dated January 1999 between
          Washcop Associates Limited Partnership and Exodus Communications,
          Inc.
 10.47    First Amendment of Lease dated December 4, 1998 between David A.
          Sabey and Sandra L. Sabey and Exodus Communications, Inc.
 21.01    Subsidiaries of the Registrant.
 23.02    Consent of KPMG LLP, independent auditors.
 24.01    Power of Attorney. (See page 51 of this Form 10-K).
 27.01    Financial Data Schedule.

--------
  + Management contracts or compensatory plans required to be filed as exhibits to Form 10-K.