Form 10-Q
period 1999-03-31
EXODUS COMMUNICATIONS INC
filed 1999-05-17
CIK 1013740

===============================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to _____________.

Commission file number            000-23795
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

             2831 Mission College Blvd.,  Santa Clara, CA 95054
   ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                              (408) 346-2200
   ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   [X]       No     [ ]

The number of shares outstanding of the issuer's common stock, par value $0.001, as of May 10, 1999 was 41,160,218 shares. This number reflects the effect of a two-for-one stock split effected April 12, 1999.

 ===============================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----

PART I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - March 31, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations - Three Month Periods Ended March 31, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows - Three Month Periods Ended March 31, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk

PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          EXODUS COMMUNICATIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                         March 31,  December 31,
                                                          1999         1998
                                                       -----------  -----------
                            Assets
Current assets:
  Cash and cash equivalents...........................   $323,642     $150,891
  Accounts receivable, net............................     16,277       11,174
  Prepaid expenses and other current assets...........      6,727        4,677
                                                       -----------  -----------
    Total current assets..............................    346,646      166,742
Property and equipment, net...........................    101,793       68,306
Restricted cash equivalents and investments...........     36,292       45,614
Other assets..........................................     41,561       12,624
                                                       -----------  -----------
                                                         $526,292     $293,286
                                                       ===========  ===========
             Liabilities and Stockholders'(Deficit)Equity
Current liabilities:
  Current portion of equipment loans and line of
   credit facilities..................................     $6,804      $14,367
  Current portion of capital lease obligations........      5,950        5,140
  Accounts payable....................................     24,504        9,208
  Accrued expenses....................................      7,623        6,771
  Accrued interest payable............................      6,949       11,563
                                                       -----------  -----------
    Total current liabilities.........................     51,830       47,049
Equipment loans and line of credit facilities, less
 current portion......................................     12,864       15,695
Capital lease obligations, less current portion.......     12,111       11,401
Convertible Subordinated Notes........................    250,000        --
Senior Notes..........................................    200,000      200,000
                                                       -----------  -----------
    Total liabilities.................................    526,805      274,145
                                                       -----------  -----------
Stockholders' (deficit) equity:
  Common stock, $0.001 par value: 100,000,000
   authorized; 40,776,326 and 40,134,704 shares
   issued and outstanding as of March 31, 1999
   and December 31, 1998, respectively................         41           40
  Additional paid-in capital..........................    119,520      117,200
  Deferred stock compensation.........................       (891)      (1,080)
  Accumulated deficit.................................   (119,183)     (97,019)
                                                       -----------  -----------
    Total stockholders' (deficit) equity..............       (513)      19,141
                                                       -----------  -----------
                                                         $526,292     $293,286
                                                       ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (Unaudited)

                                      Three Months Ended
                                          March 31,
                                     -------------------
                                       1999      1998
                                     --------- ---------
Revenues.........................     $30,087    $7,105
                                     --------- ---------

Costs and expenses:
    Cost of revenues.............      28,110     9,881
    Marketing and sales..........      10,264     6,417
    General and administrative...       7,055     2,657
    Product development..........       1,285       645
                                     --------- ---------
Total costs and expenses.........      46,714    19,600
                                     --------- ---------

Operating loss...................     (16,627)  (12,495)
Net interest expense.............       5,537       826
                                     --------- ---------
    Net loss.....................     (22,164)  (13,321)
Cumulative dividends and
  accretion on redeemable
  convertible preferred stock....         --     (2,014)
                                     --------- ---------
Net loss attributable to
  common stockholders............    ($22,164) ($15,335)
                                     ========= =========

Basic and diluted net loss
  per share.......................     ($0.55)   ($2.23)
                                     ========= =========

Shares used in computing basic
  and diluted net loss per share..     40,526     6,872
                                     ========= =========

        See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATE STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Cash flows from operating activities:
  Net loss.............................................  ($22,164)  ($13,321)
  Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation and amortization......................     5,533      1,975
    Loss on disposal of property and equipment.........       --         --
    Noncash warrant expense............................       --         525
    Amortization of deferred stock compensation........       189        378
    Amortization of debt issuance costs................       332        122
    Interest accretion on restricted cash equivalents..    (1,088)       --
    Changes in operating assets and liabilities:
        Accounts receivable............................    (4,120)    (1,217)
        Prepaid expenses and other assets..............    (5,190)      (628)
        Accounts payable...............................    14,867      2,671
        Accrued expenses...............................       748      1,735
        Accrued interest payable.......................    (4,614)       --
                                                         ---------  ---------
            Net cash used for operating activities.....   (15,507)    (7,760)
                                                         ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment..................   (34,850)    (7,146)
  Business acquired, net of cash received..............   (19,990)       --
  Release (increase) of restricted cash
   equivalents and investments.........................    10,410       (185)
                                                         ---------  ---------
           Net cash used for investing activities......   (44,430)    (7,331)
                                                         ---------  ---------
Cash flows from financing  activities:
  Proceeds from issuance of redeemable
   convertible preferred stock and warrants............       --       2,176
  Proceeds from issuance of common stock...............     2,321     70,302
  Notes receivable from stockholders, net..............       --           8
  Repayment of bank borrowings.........................       --      (3,000)
  Proceeds from sale-leaseback transactions............       --       1,922
  Payment on capital lease obligations.................    (1,332)      (266)
  Proceeds from debt...................................       --       8,823
  Repayment of debt....................................   (10,551)      (991)
  Proceeds from 5% Convertible Subordinated
   Notes, net..........................................   242,250        --
                                                         ---------  ---------
            Net cash provided by financing activities..   232,688     78,974
                                                         ---------  ---------
Net increase in cash and cash equivalents..............   172,751     63,883
Cash and cash equivalents at beginning of year.........   150,891     10,270
                                                         ---------  ---------
Cash and cash equivalents at end of period.............  $323,642    $74,153
                                                         =========  =========
Supplemental disclosure of cash flow information:
  Cash paid-interest...................................   $13,405       $765
                                                         =========  =========
  Noncash investing and financing activities:
    Assets recorded under capital lease................    $2,852     $1,089
                                                         =========  =========
    Cumulative dividends and accretion on
       Series C and D redeemable convertible
       preferred stock and warrants....................  $   --       $2,014
                                                         =========  =========
    Conversion of redeemable convertible
       preferred stock to common stock.................  $   --      $43,437
                                                         =========  =========

     See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
                          ---------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, including notes thereto, included in the Company's 1998 Annual Report on Form 10-K. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2 - NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share for the three month periods ended March 31, 1999 and 1998 does not include the effect of (i) 10,268,000 and 6,384,000 shares issuable under stock options outstanding as of March 31, 1999 and March 31, 1998, respectively, (ii) 133,000 and 808,000 shares issuable pursuant to warrants to purchase common stock, as of March 31, 1999 and March 31, 1998, respectively, and (iii) no shares and 23,974,000 shares (up to the date of the initial public offering) of redeemable convertible preferred stock as of March 31, 1999 and 1998, respectively.


 NOTE 3 - REVENUE RECOGNITION

Our revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services and managed services, (ii) revenues from sales of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. One-time professional service fees are typically recognized when services are rendered. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services.


NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (in thousands):

                                             March 31,  December 31,
                                              1999         1998
                                           -----------  -----------
  Data centers and related equipment.......   $47,586      $43,959
  Furniture, fixtures, computer equipment
    and other..............................    43,126       32,887
  Construction in progress.................    33,655        8,497
                                           -----------  -----------
                                              124,367       85,343
  Less accumulated depreciation and
    amortization...........................    22,574       17,037
                                           -----------  -----------
                                             $101,793      $68,306
                                           ===========  ===========

Computer equipment and certain data center equipment are recorded under capital leases that aggregated $23,088,000 and $20,236,000 as of March 31, 1999 and December 31, 1998, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $5,827,000 and $4,426,000 as of March 31, 1999 and December 31, 1998, respectively.

NOTE 5 - ACQUISITIONS

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

On February 1, 1999, the Company purchased all of the capital stock of American Information Systems, Inc ("AIS"). AIS provides colocation services as well as professional services. Total consideration paid, including direct acquisition costs, aggregated approximately $20,500,000. The acquisition was accounted for as a purchase with the results of AIS included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $18,700,000 and was attributed primarily to goodwill ($15,000,000), customer lists ($3,200,000) and assembled workforce ($500,000).

The following summary, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Arca's and AIS' results of operations, as if Arca and AIS had been acquired on January 1, 1998 (in thousands, except per share data):





                                                           Three Months Ended
                                                               March 31
                                                        ------------------------
                                                           1999         1998
                                                        -----------  -----------
Revenues                                                   $30,735       $9,589
Net loss attributable to common stockholders              ($22,140)    ($15,154)
Basic and diluted net loss per share                        ($0.55)      ($2.21)
Shares used in pro forma per share computation              40,526        6,872


The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergyies that might be achieved from combined operations.



NOTE 6 - BANK BORROWINGS, EQUIPMENT LOANS AND LINE OF CREDIT FACILITIES

The Company has a $7,000,000 bank line of credit bearing interest at the bank's prime rate. As of March 31, 1999, no amount was outstanding under the line of credit. The line of credit expires in May 1999.


A summary of equipment loans and line of credit facilities follows (in thousands):

                                                          March 31,  December 31,
                                                           1999         1998
                                                        -----------  -----------
$1,800,000 equipment line of credit facility;
 effective interest rate of 16.4%; principal and
 interest due April 2000 through September 2000;
 collateralized by equipment...........................       $789         $981

$3,000,000 equipment line of credit facility-April
 1997; effective interest rate of 12.9%; principal
 and interest due monthly through July 2001;
 collateralized by equipment...........................      1,772        2,080

$6,500,000 equipment line of credit facility;
 effective interest rate of 15.9%; principal and
 interest due monthly through July 2001;
 collateralized by equipment...........................      4,204        4,842

$3,000,000 equipment line of credit facility-August
 1997; effective interest rate of 16.2%; principal
 and interest due monthly through May 2001;
 collateralized by equipment...........................      1,914        2,192

$5,000,000 equipment line of credit facility;
 effective interest rate of 16.2%; principal and
 interest due monthly through September 2001;
 collateralized by equipment...........................      2,716        3,084

$10,000,000 equipment line of credit facility;
 effective interest rate of 13.8%; principal and
 interest due monthly through August 2002;
 collateralized by equipment...........................      8,127        8,883

$8,000,000 line of credit facility; interest rate
 of 12.8%; principal and interest due March 1999;
 collateralized by all of the Company's assets.........         --        8,000

Other                                                          146           --
                                                        -----------  -----------
                                                            19,668       30,062
Less current portion...................................      6,804       14,367
                                                        -----------  -----------
Equipment loans and line of credit facilities, less
 current portion.......................................    $12,864      $15,695
                                                        ===========  ===========




On March 3, 1999 the Company issued $250 million of 5% Convertible Subordinated Notes due 2006 for aggregated net proceeds of approximately $243 million. Interest on the Convertible Subordinated Notes is payable on March 15 and September 15 of each year, commencing on September 15, 1999.


On July 1, 1998, the Company issued $200,000,000 of 11-1/4% Senior Notes due 2008 for aggregate net proceeds of approximately $193,400,000 (net of discounts to the initial purchasers and offering expenses). Interest is payable semi-annually on January 1 and July 1 of each year commencing January 1, 1999. As of March 31, 1999 restricted cash equivalents and investments include approximately $32,800,000 deposited with an escrow agent that will be used to pay the first four semiannual interest payments when due. An interest payment of $11,250,000 was made in January 1999. Subject to significant exceptions, the Senior Notes Indenture restricts, among other things, the Company's ability to incur additional indebtedness and the use of proceeds there from, pay dividends, make certain other restricted payments, incur certain liens to secure indebtedness or engage in merger transactions.


NOTE 7 - COMPREHENSIVE INCOME

There were no material differences between net loss and comprehensive loss during the three months ended March 31, 1999 and 1998.


NOTE 8 - SEGMENT INFORMATION

The Company currently operates eight Internet Data Centers throughout the United States. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long term economic characteristics and financial performance are relatively similar, depending on the size of each Internet Data Center. In particular, each data center provides the same Internet related services to a similar type of customer who may locate their servers in multiple data centers. As a result, the Company believes these data centers represent one reportable segment under the aggregation criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information.

                                                               March 31
                                                        ------------------------
                                                           1999         1998
                                                        -----------  -----------
Revenues............................................       $30,087       $7,105

Operating profit (loss): Internet Data Centers......         4,592       (1,402)
Operating loss: Corporate areas.....................       (21,219)     (11,093)
Total Operating loss................................       (16,627)     (12,495)


Total Assets: Internet Data Centers.................        77,184       25,376
Total Assets: Corporate assets......................       449,108       87,648
Total Assets........................................       526,292      113,024


Note 9 - SUBSEQUENT EVENT

On April 12, 1999 the Company completed a two-for-one stock split accomplished in the form of a stock dividend. Share and per share amounts reflect the two-for-one stock split retroactively.

On April 21, 1999, Exodus entered into a definitive agreement to acquire Cohesive Technology Solutions, Inc. for approximately $100 million in cash and common stock of the Company and the assumption of Cohesive options. Cohesive is a technology professional services organization with expertise in networking, web applications and technology solutions. The Company expects this transaction, which is subject to regulatory review and approval, to close in the third quarter of 1999.

The Company expects to account for the purchase of Cohesive Technology Solutions, Inc under the purchase method of accounting and anticipates a significant portion of the purchase price will be allocated to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Factors Affecting Future Results" consists primarily of forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in the our other reports filed with the Securities and Exchange Commission, including our 1998 Annual Report on Form 10-K, that advise interested parties of risks and uncertainties that may affect our business. These risks and uncertainties include the risk that completion of the acquisition of Cohesive Technology Solutions, Inc. ("Cohesive") will not be completed in a timely manner, difficulties in achieving timely expansion of our network and opening of additional Internet Data Centers, difficulties in executing our current business plan, retaining customers and attracting new customers, and difficulties in developing and deploying new services. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.

Overview

We are a leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. Our solutions include Internet Data Centers, network services and managed services, that together provide the high performance, scalability and expertise that enterprises need to optimize Internet operations. We deliver our services from our geographically distributed, state-of-the-art Internet Data Centers that are connected through a high-performance Internet backbone network.

We are the successor to a Maryland corporation that was formed in August 1992 to provide computer-consulting services. We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services, a subcategory of managed services, in 1998. We have derived most of our revenues from customers for whom we provide these services. Each of our Internet Data Center customers initially purchases a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and some of these customers purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have minimum terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation and for equipment they purchase from us.

We opened our first Internet Data Center in the San Francisco metropolitan area in August 1996. Since that time, we have opened seven additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997), San Francisco (second site-August 1997; third site-June 1998), Seattle (September 1997), Los Angeles (October 1997), Washington, D.C. (December 1997) and Boston (July 1998), and we have a server hosting facility in London. We plan to open additional data centers during the second quarter of 1999 in the following metropolitan areas: Chicago, Seattle, Washington, D.C. and London. The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See "-Factors Affecting Future Results-Our Substantial Leverage and Debt Service Obligations Adversely Affect Our Cash Flow" and "-Liquidity and Capital Resources" below.

In October 1998, we purchased the assets of Arca Systems, Inc. ("Arca"), a provider of advanced network and system security consulting services. In February 1999, we acquired American Information Systems, Inc. ("AIS"), a regional provider of co-location, Web hosting and professional services. In April 1999, we entered into a definitive agreement to acquire Cohesive Technology Solutions, Inc. We expect to complete the acquisition of Cohesive during the third quarter of 1999.


We intend to expand domestically and internationally. In addition to the data centers described above, we expect to open additional Internet Data Centers in the United States and server hosting facilities in Europe and Japan in 1999. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for an excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be an, Internet Data Center. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See "-Factors Affecting Future Results-Rapid Expansion Produces a Significant Strain on Our Business" for risks related to the foregoing forward-looking statements.

Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of March 31, 1999, we had an accumulated deficit of approximately $119 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects and us difficult. We intend to invest in new Internet Data Centers and other sites, product development, sales and marketing programs, and therefore we believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. Companies, such as Exodus, in the new and rapidly evolving market for Internet system and network management solutions encounter risks, expenses and difficulties that affect their business and prospects. There can be no assurance that we will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved. See "-Factors Affecting Future Results-Our Short Operating History and Heavy Losses Make Our Business Difficult to Evaluate" for risks related to the foregoing forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the three month periods ended
March 31, 1999 and 1998. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes included in this form 10-Q. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                          Three Months Ended
                                              March 31,
                                         -------------------
                                           1999      1998
                                         --------- ---------
Revenues.........................           100.0%    100.0%

Costs and expenses:
    Cost of revenues.............            93.4%    139.1%
    Marketing and sales..........            34.1%     90.3%
    General and administrative...            23.4%     37.4%
    Product development..........             4.4%      9.1%
                                         --------- ---------
Total costs and expenses.........           155.3%    275.9%
                                         --------- ---------

Operating loss...................          (55.3%)  (175.9%)

Net interest expense.............          (18.4%)   (11.6%)
                                         --------- ---------
    Net loss.....................          (73.7%)  (187.5%)
                                         ========= =========

Revenues

Our revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services and managed services, (ii) revenues from sales of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. One-time professional service fees are typically recognized when services are rendered. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services.

Our revenues increased 323% to $30.1 million in the quarter ended March 31, 1999 from $7.1 million in the three-month period March 31, 1998. This growth in revenues was the result of increases in the number of new customers, substantially all of which were Internet Data Center customers, increases in revenues from existing customers and revenue contributions from ARCA and AIS.

Cost of Revenues

Our cost of revenues is comprised of our costs for our backbone network and local telecommunications loops, depreciation, salaries and benefits for our customer service and operations personnel (customer service personnel, network engineers and professional services personnel), rent, repairs and utilities related to our Internet Data Centers and other sites and costs of third party equipment sold to customers.

Cost of revenues increased 187% to $28.1 million for the three month period ended March 31, 1999 from $9.9 million in the same period of the prior year. These increases in cost of revenues in absolute dollars were primarily the result of costs associated with hiring additional employees, network costs, rent, utilities and other costs related to the opening and expanding of Internet Data Centers. Our cost of revenues as a percentage of revenues decreased to 93% for the three months ended March 31, 1999 from 139% for the same period of the prior year. This decline was due to our increase in revenue between comparison periods. We expect that cost of revenues will continue to increase in absolute dollars but will continue to decline as a percentage of total revenue as existing costs are spread over more substantial operations.


Marketing and Sales

Our marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses.

Our marketing and sales expenses increased 60% to $10.3 million for the three month period ended March 31, 1999 from $6.4 million in the same period of the prior year. The increase in absolute dollars was the result of hiring additional marketing and sales personnel, and expanding marketing programs in connection with our expansion of our operations, including the number and scope of our Internet system and network management solutions. Our marketing and sales expense as a percentage of revenues decreased to 34% for the three months ended March 31, 1999 from 90% for the same period of the prior year. This decline was due to our significant increase in revenue between comparison periods. We expect that marketing and sales expense will continue to decrease as a percentage of total revenue as existing costs are spread over more substantial operations.


General and Administrative

Our general and administrative expenses are comprised of salaries and benefits for our administrative and management information systems personnel and fees paid for recruiting.

Our general and administrative expenses increased to $7.1 million for the three-month period ended March 31, 1999 from $2.7 million in the same period of the prior year. The increase in absolute dollars was the result of increased hiring of general and administrative personnel and fees paid for recruiting. Salaries and benefits for general and administrative personnel increased by approximately $2.2 million for the three month period ended March 31, 1999 compared to the same period of the prior year. Goodwill amortization increased by $613,000 for the three month period ended March 31, 1999 compared to the same period of the prior year. Recruiting fees increased by approximately $280,000 for the three-month period ended March 31, 1999 compared to the same period for the prior year. Our general and administrative expense as a percentage of revenues decreased to 23% for the three-month period ended March 31, 1999 from 37% for the same period of the prior year. This decline was due to our significant increase in revenue between comparison periods. We expect that general and administrative expense will continue to decrease as a percentage of total revenue as existing costs are spread over more substantial operations.


Product Development

Our product development expenses are comprised of salaries and benefits for our product development personnel and fees paid to consultants.

Our product development expenses increased 99% to $1.3 million for the three month period ended March 31, 1999 from $645,000 in the same period of the prior year. Our product development expenses grew primarily because of the addition of product development personnel to support our expanded service offerings. Our product development expense as a percentage of revenues decreased to 4% for the three months ended March 31, 1999 from 9% for the same period of the prior year. This decline was due to our significant increase in revenue between comparison periods.

Net Interest Expense

Our net interest expense increased to $5.5 million from $826,000 for the three months ended March 31, 1999 compared to the same period of the prior year. The increase in net interest expense was primarily the result of interest expense associated with our senior notes which were issued July 1, 1998 and our 5% convertible subordinated notes which were issued March 3, 1999.

We expect that net interest expense will continue to increase as we enter into additional equipment leases and loans, obtain additional borrowings and long term debt and as interest income is reduced as a result of the decline in our cash reserves to fund working capital and other uses.

Stock Compensation Expense

During 1997, we recorded deferred stock compensation of approximately $3.5 million in connection with the grant of certain stock options from March through December 1997. This amount is generally amortized over the 50-month vesting period of such options. Of this amount, approximately $188,000 was amortized for the three months ended March 31, 1999 while $378,000 was amortized for the same period of the prior year. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28.

EBITDA

Our loss before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") was $10.9 million for the three month period ended March 31, 1999 and $9.6 million for the same period of the prior year. The increase in the level of EBITDA losses between the comparison periods was due to increased expenditures needed to support our growth in operations, including salaries and benefits for additional employees, network costs, rent, utilities and other costs related to the increase in the number of our Internet Data
Center sites as well as increased marketing and sales expenses, consulting fees and professional services. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance and liquidity.

Liquidity and Capital Resources

From inception through March 31, 1999, we have financed our operations primarily through private sales of preferred stock, our initial public offering in March 1998, our senior notes offering in July 1998, our convertible subordinated notes offering in March 1999 and through various types of equipment loans and lease lines and working capital lines of credit. At March 31, 1999, our principal sources of liquidity were $323.6 million of cash and cash equivalents. As of that date, we also had equipment loans and lease lines and working capital lines of credit under which we could borrow up to an additional aggregate of $4.6 million for purchases of equipment and for working capital. As of March 31, 1999, our total bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and senior notes were $487.7 million. See Note 6 of Notes to Condensed Consolidated
Financial Statements.

Since we began to offer server-hosting services in 1995, we have had significant negative cash flows from operating activities. Net cash used for operating activities for the three months ended March 31, 1999 was $16.4 million, primarily due to net losses, offset in part by increases in accounts payable, depreciation and amortization and accrued expenses. This compares to net cash used for operating activities for the three months ended March 31, 1998 of $7.8 million, primarily due to net losses, offset in part by increases in accounts payable, depreciation and amortization and accrued expenses.

Net cash used for investing activities for the three months ended March 31, 1999 was $44.4 million compared to $7.3 million as compared to the same period of the prior year. Net cash used for investing activities was due to capital expenditures for the continued construction of Internet Data Centers and in the quarter ended March 31, 1999, the acquisition of American Information Systems, Inc. Net cash provided by financing activities for the three month period ended March 31, 1999 was $233.6 million, primarily due to the proceeds from our issuance of $250 million of convertible subordinated notes. This compares to net cash provided by financing activities for the three months ended March 31, 1998 of $79 million primarily due to the initial public offering.

As of March 31, 1999, we had commitments under capital leases and under noncancellable operating leases of $18.1 million and $121.7 million, respectively, through 2010. We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment needed for existing and future Internet Data
Centers, as well as office equipment, computers and telephones. We expect to finance such capital expenditures primarily through existing and future equipment loans and lease lines and net proceeds from the senior notes and convertible subordinated notes. We believe our working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and short-term investments, cash from sales of services and proceeds from existing and future working capital lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that we will be successful generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See "-Factors Affecting Future Results-Rapid Expansion Produces a Significant Strain on Our Business."











Factors Affecting Future Results

Our Short Operating History and Heavy Losses Make Our Business Difficult to Evaluate

Our limited operating history makes evaluating our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in 1995 and opened our first dedicated Internet Data Center in August 1996. With such a short operating history, our business model is still in an emerging state. We have incurred operating losses and negative cash flows each quarter and year since 1995. Our accumulated deficit was approximately $119 million at March 31, 1999. We anticipate making significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, we do not believe that this growth rate is necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.

Our Operating Results Have Fluctuated Widely and We Expect This to Continue

We have experienced significant fluctuations in our results of operations on a quarterly and an annual basis. We expect to continue to experience significant fluctuations due to a variety of factors, many of which are outside of our control, including:

     o       demand for and market acceptance of our services;

     o       reliable continuity of service and network availability;

     o the ability to increase bandwidth as necessary, both on our network and at our interconnection points with other networks;

     o costs related to the acquisition of network capacity and arrangements for interconnections with third-party networks;

     o       customer retention and satisfaction;

     o       capacity utilization of our Internet Data Centers;

     o the timing, magnitude and integration of acquisitions of complementary businesses and assets;

     o       the timing of customer installations;

     o       the provision of customer discounts and credits;

     o       the mix of services sold by us;

     o the timing and success of marketing efforts and service introductions by us and our competitors;

     o the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;

     o the timely expansion of existing Internet Data Centers and completion of new Internet Data Centers;

     o the introduction by third parties of new Internet and networking technologies;

     o       changes in our pricing policies and those of our competitors; and

     o       fluctuations in bandwidth used by customers.

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

Rapid Expansion Produces a Significant Strain on Our Business

The expansion of our network through the opening of additional
Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have eight Internet Data Centers located in six metropolitan areas: Boston, San Francisco, New York, Los Angeles, Seattle and Washington, D.C., and we have a server hosting facility in the London metropolitan area. We expect to open additional Internet Data Centers in the Chicago, Seattle, Washington, D.C. and London metropolitan areas in the second quarter of 1999. We also expect to open other data centers in the United States and server hosting facilities in Europe and Japan in 1999. To successfully expand, we must be able to assess markets, locate and secure new Internet Data Center sites, install facilities and establish additional peering interconnections with Internet service providers in a timely manner and at a reasonable cost. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

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


Risks Associated with Acquisitions

In October 1998 we acquired the assets of Arca and in February 1999 we acquired American Information Systems, Inc. We continue to expend resources integrating these new businesses and the personnel hired in connection with such acquisitions. In April 1999 we announced that we had entered into a definitive agreement to acquire Cohesive Technology Solutions, Inc. We believe that our future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. If we buy a company, we could have difficulty in assimilating that company's technology, personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, future acquisitions by us may result in the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expenses.



Our Substantial Leverage and Debt Service Obligations Adversely
Affect Our Cash Flow

We have substantial amounts of outstanding indebtedness, primarily from our senior notes and convertible notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. As of March 31, 1999, we had indebtedness of approximately $487.7 million and available borrowings of up to an additional $4.6 million. We also expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and may obtain additional long term debt, working capital lines of credit and lease lines. There can be no assurance that any such financing arrangements will be available.

Our substantial leverage could have significant negative consequences, including:

     o increasing our vulnerability to general adverse economic and industry conditions;

     o       limiting our ability to obtain additional financing;

     o requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

     o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

     o placing us at a possible competitive disadvantage vis-a-vis less leveraged competitors and competitors that have better access to capital resources.


We Are Subject to Restrictive Covenants That Limit Our Flexibility

Our senior notes and convertible notes contain various restrictions on our ability to incur indebtedness, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, certain of our existing financing arrangements are, and future financing arrangements may be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain certain financial ratios and comply with covenants restricting our ability to incur indebtedness, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

In addition, the convertible notes proceeds may be used only for limited purposes. Proceeds in the amount of $48.5 million may be used for general corporate purposes. The remaining $194.5 million may be used only to finance the purchase of assets or other businesses to be used in our business.



We Compete With Much Larger Companies and There Are Few Barriers to
Entry

Our market is intensely competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include:

     o       Internet system engineering and other expertise;

     o       customer service;

     o network capability, reliability, quality of service and scalability;

     o       the variety of services offered;

     o access to network resources, including circuits, equipment and interconnection capacity to other networks;

     o       broad geographic presence;

     o       price;

     o       the ability to maintain and expand distribution channels;

     o       brand name;

     o       the timing of introductions of new services;

     o       network security; and

     o       financial resources.

There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our current and potential competitors in the market include:

     o       providers of server hosting services;

     o       national and regional ISPs;

     o global, regional and local telecommunications companies and Regional Bell Operating Companies; and

     o       large IT outsourcing firms.

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


Customer Satisfaction is Critical to Our Success

Our customers demand a very high level of service. Our customer contracts generally provide a limited service level warranty related to the continuous availability of service on a 24 hours per day, seven days per week basis. This warranty is generally limited to a credit consisting of free service for a short period of time for disruptions in Internet transmission services. To date, only a limited number of customers have been entitled to this warranty. If we incur significant warranty obligations in connection with system downtime, our liability insurance may not be adequate to cover such expenses. As customers outsource more mission-critical operations to us, we may be subject to increased liability claims and customer dissatisfaction should our systems fail or our customers otherwise become unsatisfied.


Our Ability to Expand Our Network Is Unproven

To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We are dependent on MCI WorldCom and Qwest and certain other telecommunications providers for our backbone capacity, including our dedicated clear channel network. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to quickly increase our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, consumer demand could shrink because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility which may cause delays in implementation.




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


Risks Associated with International Operations

A component of our strategy is to expand into international markets, including Europe and Japan, and we currently have a server hosting site in the London metropolitan area. We expect to open an Internet Data Center in the London metropolitan area by the end of the second quarter of 1999 and server hosting facilities in Europe and Japan by the end of 1999. In order to expand international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we will depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

     o unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;

     o       challenges in staffing and managing foreign operations;

     o       differences in technology standards;

     o       employment laws and practices in foreign countries;

     o longer payment cycles and problems in collecting accounts receivable;

     o       political instability;

     o fluctuations in currency exchange rates and imposition of currency exchange controls; and

     o       potentially adverse tax consequences.


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


We Depend on Third-Party Equipment and Software Suppliers

We depend on vendors to supply certain key components of our telecommunications infrastructure and system and network management solutions. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems, Inc. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. Our failure to obtain required products or services on a timely basis and at an acceptable cost would have a material adverse effect on our business. In addition, the failure of our sole or limited source suppliers to provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use could have a material adverse effect on our business. For example, we have experienced performance problems, including previous unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance. In addition, we expect to depend for a time on third parties to deliver our services from and manage our international operations, including our site in London.


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


Risk Related to the Year 2000 Problem

YEAR 2000 RISKS. The Year 2000 problem stems from the use of a two digit date to represent the year (e.g., 85 = 1985) in computer software and firmware. As a result, many currently installed computer systems are not capable of distinguishing dates beginning with the year 2000 from dates prior to the year 2000. As a result, computer systems or applications used by many companies in a wide variety of industries may experience operating difficulties unless the systems or applications are modified to process adequately information related to the date change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delays in or cancellation of decisions to purchase products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, our business could be materially adversely affected.

We recognize the need to ensure our operations will not be adversely impacted by Year 2000 issues. We have put into place a comprehensive Year 2000 Risk Management initiative that is adequately funded, staffed and managed. This initiative's scope covers both our information technology (IT) systems and non-IT systems and addresses all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA). Our internal inventory audit was completed in January 1999. We plan to have an independent review of our Year 2000 assessment completed in the second quarter of 1999, with final Year 2000 compliance expected in the third quarter of 1999.

We have determined that our Internet Data Center equipment is either currently Year 2000 compliant or that a funded replacement/upgrade plan is in place to resolve known issues. Likewise, based on the on-going assessment relative to our current software service offerings, we believe that the current versions of these products are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant by the end of the third quarter of 1999. We have reviewed, and continue to review, internal management information and other systems in order to identify and modify those products, services or systems that may not be Year 2000 compliant. Based on our assessment to date, we believe that internal management information and other systems are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant. We do not foresee any issues with internal IT and internal non-IT systems being Year 2000 compliant by the end of the third quarter of 1999.

Our Year 2000 initiative also addresses vendor relationships (both IT and non-IT) and their readiness/preparedness relating to Year 2000 issues. IT vendors include software providers, hardware providers, service providers, off the shelf software publishers and IT consultants. Non-IT providers include electric power suppliers, vendors of uninterruptable power supplies and generators, telecommunications service and equipment providers, business partners, facilities maintainers and other non-IT service contractors. In the event that third parties cannot provide us with products, services or systems that are Year 2000 compliant on a timely basis, our business could be materially adversely affected. To date, we have not discovered nor do we anticipate any material Year 2000 issues with vendors and service providers. Evaluation of vendor Year 2000 preparedness is an on-going process. As our Year 2000 evaluation does not evaluate our vendors' vendors nor our vendors' customer base viability issues, we will be developing contingency plans to address specific vendor/service provider concerns. Our contingency plan shall be completed by September 30, 1999.

Many of our customers maintain their Internet operations on servers, which may be impacted by Year 2000 complications. The failure of our customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, if our customers are forced to cease or interrupt Internet operations or experience malfunctions related to their equipment.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis
100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. We do not currently have any significant foreign operations and thus are not currently materially exposed to foreign currency fluctuations.




II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   Use of Our Initial Public Offering Proceeds
Our initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-44469) that was declared effective by the SEC on March 18, 1998 and pursuant to which we sold an aggregate of 10,250,000 shares of our common stock.


As of March 31, 1999, we had used the estimated aggregate net proceeds of $69.8 million from our initial public offering as follows:


   Construction of plant, building and facilities:          $1.0  million

   Purchase and installation of machinery and equipment:    $1.7  million

   Purchases of real estate:                                $   0

   Acquisition of other businesses:                         $   0

   Repayment of indebtedness:                               $11.5  million

   Working capital:                                         $51.1 million

   Temporary investments (short term, interest bearing
   treasury securities):                                    $4.5 million

   Other purposes:                                          $   0


These amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

        Sale of Unregistered Note Proceeds

On March 3, 1999, we sold $250,000,000 principal amount of our convertible subordinated notes due March 15, 2006 for approximately
$243 million (after underwriting discount) through a private offering within the United States to qualified institutional buyers. Goldman, Sachs & Co., BancBoston Robertson Stephens, BT Alex. Brown Incorporated, Donaldson Lufkin & Jenrette Securities Corporation, and Hambrecht and Quist LLC were the initial purchasers of the notes. The sale and issuance of the notes were deemed exempt from registration under
Section 4(2) of the Securities Act of 1933. The notes are convertible into our common stock at any time at a conversion rate of 21.8926 shares (taking into account the two-for-one stock split on April 12, 1999) per $1,000 principal amount of notes.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 1999 we held a special meeting of stockholders. The stockholders approved an amendment to our certificate of incorporation to increase the authorized number of our shares of common stock from 50,000,000 to 100,000,000 by the vote indicated:

    Votes For  Votes Against  Votes Abstained  Broker Non-Votes
   ----------- ------------- ----------------- -----------------
   31,790,372       219,316             4,994              --


ITEM 5.  OTHER INFORMATION

On April 12, 1999 we completed a two-for-one stock split accomplished in the form of a stock dividend. Share and per share amounts in this document reflect the two-for-one stock split.

On April 21, 1999, we entered into a definitive agreement to acquire Cohesive Technology Solutions, Inc. for $100 million. Cohesive is a technology professional services organization with expertise in networking, web applications and technology solutions. We expect to close this transaction, which is subject to regulatory review and approval, in the third quarter of 1999.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit
 No.                           Description of Exhibit
------  --------------------------------------------------------------------
 3.04   Amendment to Certificate of Incorporation

 4.05   Form of Note for Registrant's 5% Convertible Subordinated Notes.

 4.06 Indenture between Exodus Communications, Inc. as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated March 1, 1999.

10.48 * WorldCom Data Services Revenue Plan effective February 1, 1999 between WorldCom, Inc. and Registrant.

10.49 Building Lease dated January 29, 1999 between G&I Walsh and Registrant.

10.50 Building Lease dated January 29, 1999 between Talus Corporation and Registrant.

10.51 * Capacity Sales Agreement dated February 17, 1999 between Registrant and MFS Cableco (Bermuda) Limited.

10.52 Building Lease dated March 26, 1999 between Lincoln-RECP CM-ES OPCO, LLC and Registrant.

10.53 First Amendment to Lease Agreement dated April 4, 1999 between Amdahl Corporation and Exodus Communications, Inc.

10.54   Purchase Agreement dated February 25, 1999 among Registrant,
        Goldman, Sachs & Co., BancBoston Robertson Stephens Inc., BT Alex Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Hambrecht & Quist LLC.

10.55 Registration Rights Agreement dated March 1, 1999 among Registrant, Goldman, Sachs & Co., BancBoston Robertson Stephens Inc., BT Alex Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Hambrecht & Quist LLC.

10.56 * WorldCom Capacity Access Service Agreement dated February 17, 1999 between Registrant and Worldcom Technologies, Inc.

 27.1   Financial Data Schedule

* Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

b.  Reports on Form 8-K

On January 29, 1999, we filed a Form 8-K to report the adoption of our stockholder rights plan. On February 22, 1999, we filed a Form 8-K to report our intent to sell our 5% convertible subordinated notes, and on March 2, 1999 we filed a Form 8-K to report the sale of our 5% convertible subordinated notes.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EXODUS COMMUNICATIONS, INC.


      May 14, 1999                              /s/ Ellen M. Hancock
----------------------------             --------------------------------------
           Date                                     Ellen M. Hancock
                                            President, Chief Executive Officer
                                                       and Director



      May 14, 1999                              /s/ Richard S. Stoltz
----------------------------             --------------------------------------
           Date                                     Richard S. Stoltz
                                                Chief Financial Officer and
                                                  Chief Operating Officer
                                            (Duly Authorized Officer and Chief
                                                    Accounting Officer)