Form 10-Q/A
period 1999-03-31
EXODUS COMMUNICATIONS INC
filed 1999-06-25
CIK 1013740

===============================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q/A-1

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

 The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended March 31, 1999, as set forth below and in the pages attached hereto:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit
 No.                           Description of Exhibit
------    ------------------------------------------------------------------

 3.04 (1) Amendment to Certificate of Incorporation

 4.05 (1) Form of Note for Registrant's 5% Convertible Subordinated
          Notes.

 4.06 (1) Indenture between Exodus Communications, Inc. as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated March 1, 1999.

10.48 * WorldCom Data Services Revenue Plan effective February 1, 1999 between WorldCom, Inc. and Registrant.

10.49 (1) Building Lease dated January 29, 1999 between G&I Walsh and Registrant.

10.50 (1) Building Lease dated January 29, 1999 between Talus
          Corporation and Registrant.

10.51 * Capacity Sales Agreement dated February 17, 1999 between Registrant and MFS Cableco (Bermuda) Limited.

10.52 (1) Building Lease dated March 26, 1999 between Lincoln-RECP CM-ES OPCO, LLC and Registrant.

10.53 (1) First Amendment to Lease Agreement dated April 4, 1999 between Amdahl Corporation and Exodus Communications, Inc.

10.54 (1) Purchase Agreement dated February 25, 1999 among Registrant, Goldman, Sachs & Co., BancBoston Robertson Stephens Inc., BT Alex Brown Incorporated, Donaldson, Lufkin & Jenrette
          Securities Corporation and Hambrecht & Quist LLC.

10.55 (1) Registration Rights Agreement dated March 1, 1999 among
          Registrant, Goldman, Sachs & Co., BancBoston Robertson
          Stephens Inc., BT Alex Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Hambrecht & Quist LLC.

10.56 * WorldCom Capacity Access Service Agreement dated February 17, 1999 between Registrant and Worldcom Technologies, Inc.

27.1  (1) Financial Data Schedule.

* Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

(1) Previously filed.

b.  Reports on Form 8-K

On January 29, 1999, we filed a Form 8-K to report the adoption of our stockholder rights plan. On February 22, 1999, we filed a Form 8-K to report our intent to sell our 5% convertible subordinated notes, and on March 2, 1999 we filed a Form 8-K to report the sale of our 5% convertible subordinated notes.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXODUS COMMUNICATIONS, INC.


      June 24, 1999                              /s/ Ellen M. Hancock
----------------------------             --------------------------------------
           Date                                     Ellen M. Hancock
                                            President, Chief Executive Officer
                                                       and Director



     June 24, 1999                              /s/ Richard S. Stoltz
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