Form 10-Q
period 1999-06-30
EXODUS COMMUNICATIONS INC
filed 1999-08-13
CIK 1013740

===============================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the issuer's common stock, par value $0.001, as of August 10, 1999 was 83,209,284 shares. This number reflects the effect of a two-for-one stock split effected August 12, 1999.

 ===============================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----

PART I.  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows - Six Month Periods Ended June 30, 1999 and 1998

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          EXODUS COMMUNICATIONS, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Data)

                                                       June 30,     December 31,
                                                        1999           1998
                                                     -------------  -------------
                            Assets
Current assets:
  Cash and cash equivalents.........................     $330,605       $150,891
  Accounts receivable, net..........................       24,984         11,174
  Prepaid expenses and other current assets.........        6,439          4,677
                                                     -------------  -------------
    Total current assets............................      362,028        166,742
Property and equipment, net.........................      166,214         68,306
Restricted cash equivalents and investments.........       43,436         45,614
Other assets........................................       52,373         12,624
                                                     -------------  -------------
                                                         $624,051       $293,286
                                                     =============  =============
         Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Current portion of equipment loans and line of
   credit facilities................................       $7,164        $14,367
  Current portion of capital lease obligations......       11,863          5,140
  Accounts payable..................................       22,758          9,208
  Accrued expenses..................................       17,974          6,771
  Accrued interest payable..........................       15,880         11,563
                                                     -------------  -------------
    Total current liabilities.......................       75,639         47,049
Equipment loans and line of credit facilities,
 less current portion...............................       10,775         15,695
Capital lease obligations, less current portion.....       27,732         11,401
Convertible subordinated notes......................      250,000        --
Senior notes........................................      275,375        200,000
                                                     -------------  -------------
    Total liabilities...............................      639,521        274,145
                                                     -------------  -------------
Stockholders' (deficit) equity:
  Common stock, $0.001 par value: 300,000,000 and
   50,000,000 shares authorized as of June 30, 1999
   and December 31, 1998, respectively; 82,850,616
   and 80,269,408 shares issued and outstanding
   as of June 30, 1999 and December 31, 1998,
   respectively.....................................           83             80
  Additional paid-in capital........................      125,236        117,160
  Deferred stock compensation.......................         (705)        (1,080)
  Accumulated deficit...............................     (140,084)       (97,019)
                                                     -------------  -------------
    Total stockholders' (deficit) equity............      (15,470)        19,141
                                                     -------------  -------------
                                                         $624,051       $293,286
                                                     =============  =============

     See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                    -------------------  -------------------
                                      1999      1998       1999      1998
                                    --------- ---------  --------- ---------
Revenues.........................    $42,499   $10,071    $72,586   $17,176
                                    --------- ---------  --------- ---------

Costs and expenses:
    Cost of revenues.............     34,596    12,983     62,706    22,864
    Marketing and sales..........     11,970     7,163     22,234    13,580
    General and administrative...      8,835     3,000     15,890     5,657
    Product development..........      1,551       719      2,836     1,364
                                    --------- ---------  --------- ---------
Total costs and expenses.........     56,952    23,865    103,666    43,465
                                    --------- ---------  --------- ---------

Operating loss...................    (14,453)  (13,794)   (31,080)  (26,289)
Net interest expense.............      6,448       282     11,985     1,108
                                    --------- ---------  --------- ---------
    Net loss.....................    (20,901)  (14,076)   (43,065)  (27,397)
Cumulative dividends and
  accretion on redeemable
  convertible preferred stock....        --        --          --    (2,014)
                                    --------- ---------  --------- ---------
Net loss attributable to
  common stockholders............   ($20,901) ($14,076)  ($43,065) ($29,411)
                                    ========= =========  ========= =========

Basic and diluted net loss
  per share.......................    ($0.25)   ($0.18)    ($0.53)   ($0.64)
                                    ========= =========  ========= =========

Shares used in computing basic
  and diluted net loss per share..    82,327    77,649     81,693    45,841
                                    ========= =========  ========= =========

        See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)


                                                            Six Months Ended
                                                               June 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Cash flows from operating activities:
  Net loss.............................................  ($43,065)  ($27,397)
  Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation and amortization......................    12,634      4,689
    Loss on disposal of property and equipment.........       --         248
    Noncash warrant expense............................       --         786
    Amortization of deferred stock compensation........       375        752
    Amortization of debt issuance costs................       425        198
    Interest accretion on restricted cash equivalents
     and investments...................................    (1,139)       --
    Changes in operating assets and liabilities:
        Accounts receivable............................   (12,835)    (2,547)
        Prepaid expenses and other assets..............    (6,689)      (905)
        Accounts payable...............................    13,121      4,892
        Accrued expenses...............................    11,099      2,857
        Accrued interest payable.......................     4,317        --
                                                         ---------  ---------
            Net cash used for operating activities.....   (21,757)   (16,427)
                                                         ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment..................   (81,491)   (17,842)
  Business acquired, net of cash received..............   (20,009)       --
  Release (increase) of restricted cash
   equivalents and investments.........................     3,325       (185)
  Other assets.........................................    (7,967)      (243)
                                                         ---------  ---------
           Net cash used for investing activities......  (106,142)   (18,270)
                                                         ---------  ---------
Cash flows from financing  activities:
  Proceeds from issuance of redeemable
   convertible preferred stock and warrants............       --       2,176
  Proceeds from issuance of common stock...............     8,079     70,460
  Notes receivable from stockholders, net..............       --          87
  Repayment of bank borrowings.........................       --      (3,000)
  Proceeds from sale-leaseback transactions............       --       4,035
  Payment on capital lease obligations.................    (3,861)      (895)
  Proceeds from debt...................................       --      14,448
  Repayment of debt....................................   (12,280)    (2,164)
  Proceeds from convertible subordinated
   notes, net..........................................   242,250        --
  Proceeds from senior notes, net......................    73,425        --
                                                         ---------  ---------
            Net cash provided by financing activities..   307,613     85,147
                                                         ---------  ---------
Net increase in cash and cash equivalents..............   179,714     50,450
Cash and cash equivalents at beginning of period.......   150,891     10,270
                                                         ---------  ---------
Cash and cash equivalents at end of period.............  $330,605    $60,720
                                                         =========  =========
Supplemental disclosure of cash flow information:
  Cash paid-interest...................................   $14,423     $1,016
                                                         =========  =========
  Noncash investing and financing activities:
    Assets recorded under capital lease................   $26,915     $6,007
                                                         =========  =========
    Cumulative dividends and accretion on
       Series C and D redeemable convertible
       preferred stock and warrants....................  $   --       $2,014
                                                         =========  =========
    Conversion of redeemable convertible
       preferred stock to common stock.................  $   --      $43,576
                                                         =========  =========

     See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
                          ---------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  JUNE 30, 1999
                                 --------------


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, including notes thereto, included in the Company's 1998 Annual Report on Form 10-K. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2 - NET LOSS PER SHARE

Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share for the three and six month periods ended June 30, 1999 and 1998 does not include the effect of (i) 21,591,000 and 13,036,000 shares issuable under stock options outstanding with weighted average exercise prices of $9.81 and $1.67 as of June 30, 1999 and June 30, 1998, respectively, and (ii) 266,000 and 988,000 shares issuable pursuant to warrants to purchase common stock with weighted average exercise prices of $3.59 and $1.99, as of June 30, 1999 and June 30, 1998, respectively.


NOTE 3 - REVENUE RECOGNITION

The Company's revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services and managed services including professional services and use of equipment and software provided by the Company, (ii) revenues from sales of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when services are rendered.


NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following (in thousands):



                                             June 30,   December 31,
                                              1999         1998
                                           -----------  -----------
  Data centers and related equipment.......   $92,436      $43,959
  Furniture, fixtures, computer equipment
    and other..............................    61,953       32,887
  Construction in progress.................    40,579        8,497
                                           -----------  -----------
                                              194,968       85,343
  Less accumulated depreciation and
    amortization...........................    28,754       17,037
                                           -----------  -----------
                                             $166,214      $68,306
                                           ===========  ===========

Computer equipment and certain data center equipment are recorded under capital leases that aggregated $47,151,000 and $20,236,000 as of June 30, 1999 and December 31, 1998, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $8,629,000 and $4,426,000 as of June 30, 1999 and December 31, 1998, respectively.


NOTE 5 - ACQUISITIONS

On October 2, 1998, the Company purchased substantially all of the assets, including customer agreements, and assumed certain liabilities of Arca Systems, Inc. ("Arca"), a wholly owned subsidiary of Cyberguard Corporation. Arca is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. Arca operates as a wholly owned subsidiary of the Company. Total consideration paid, including direct acquisition costs, aggregated approximately $5,800,000. The acquisition was accounted for as a purchase with the results of Arca included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $5,000,000 and was attributed primarily to workforce in place ($2,500,000) and goodwill ($2,400,000). These amounts are generally being amortized on a straight-line basis over 10 years.

On February 1, 1999, the Company purchased all of the capital stock of American Information Systems, Inc ("AIS"). AIS provides hosting services as well as professional services. Total consideration paid, including direct acquisition costs, aggregated approximately $20,500,000. The acquisition was accounted for as a purchase with the results of AIS included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $18,700,000 and was attributed primarily to goodwill ($15,000,000), customer lists ($3,200,000) and assembled workforce ($500,000). These amounts are being amortized on a straight-line basis over periods ranging from 5 to 7 years.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and six month periods ended June 30, 1998, assuming Arca and AIS had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                        Three Months  Six Months
                                                            Ended        Ended
                                                           June 30,     June 30,
                                                        -----------  -----------
                                                            1998         1998
                                                        -----------  -----------
Revenues                                                   $12,608      $22,196
Net loss attributable to common stockholders              ($15,136)    ($31,296)
Basic and diluted net loss per share                        ($0.19)      ($0.68)
Shares used in pro forma per share computation              77,649       45,841

Pro forma financial information for the six month period ended June 30, 1999 giving effect to the acquisition of AIS is not presented as it would not have differed materially from the Company's condensed consolidated results from operations during that time period.

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


NOTE 6 - BANK BORROWINGS, EQUIPMENT LOANS AND LINE OF CREDIT FACILITIES

The Company has a $7,000,000 bank line of credit bearing interest at the bank's prime rate. As of June 30, 1999, no amount was outstanding under the line of credit. The line of credit expires in August 1999.

On July 1, 1998, the Company issued $200,000,000 of 11 1/4% Senior Notes due 2008 for aggregate net proceeds of approximately $193,400,000 (net of discounts to the initial purchasers and offering expenses). Interest is payable semi-annually on January 1 and July 1 of each year commencing January 1, 1999. The Company initially deposited approximately $42,400,000 with an escrow agent that would be sufficient to pay when due the first four semi-annual interest payments. As of June 30, 1999 restricted cash equivalents and investments include approximately $33,100,000 for the remaining three interest payments. Subject to significant exceptions, the Senior Notes Indenture restricts, among other things, the Company's ability to incur additional indebtedness and the use of proceeds therefrom, pay dividends, make certain other restricted payments, incur certain liens to secure indebtedness or engage in merger transactions.

On March 3, 1999, the Company issued $250,000,000 of 5% Convertible Subordinated Notes ("the "Convertible Notes") due 2006 for aggregate net proceeds of approximately $242,300,000 (net of offering expenses). The Convertible Notes are convertible into the Company's common stock at a conversion rate of 43.7852 shares per $1,000 principal amount of Convertible Notes, subject to adjustment in certain events and at each holder's option. The Convertible Notes will not be subject to redemption prior to March 20, 2001, and generally will be redeemable on or after that date at the option of the Company, at the redemption prices set forth in the indenture to the Convertible Notes
("Convertible Notes Indenture"), subject to certain provisions. In the event of a Change in Control (as defined in the Convertible Notes Indenture), each holder of the Convertible Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase all or any part of the holder's Convertible Notes at a repurchase price of 100% of the principal amount, plus accrued interest of the Convertible Notes being repurchased. Interest on the Convertible Notes is payable on March 15 and September 15 of each year, commencing on September 15, 1999. The Convertible Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes Indenture) and effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

On June 22, 1999, the Company issued $75,000,000 of 11 1/4% Senior Notes due 2008 at 100.50% for aggregate net proceeds of approximately $73,400,000 (net of discounts to the initial purchasers and offering expenses). The Company issued these Senior Notes under the Indenture dated July 1, 1998 under which it previously issued the $200,000,000 Senior Notes due 2008 (the "Original Notes"). These Senior Notes are subject to substantially the same terms and conditions as the Original Notes. Interest is payable semi-annually on January 1 and July 1 of each year commencing July 1, 1999. Concurrently with the closing of the offering, the Company deposited approximately $8,400,000, which is included in restricted cash equivalents and investments at June 30, 1999, with an escrow agent that would be sufficient to pay when due the first three interest payments.


NOTE 7 - COMPREHENSIVE INCOME

There were no material differences between net loss and comprehensive loss during the three and six months ended June 30, 1999 and 1998.


NOTE 8 - SEGMENT INFORMATION

The Company operates a number of Internet Data Centers throughout the United States and one in Europe. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long term economic characteristics and financial performance are similar. In particular, each data center provides the same Internet related services to a similar type of customer who may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Internet Data Center segment revenues equal the Company's consolidated revenues. A reconciliation between the Internet Data Center segment operating profit
(loss) and total assets and the Company's consolidated operating loss and total assets is as follows (in thousands):

                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                June 30,
                                                        ------------------------  ----------------------
                                                           1999         1998        1999        1998
                                                        -----------  -----------  ---------  -----------
Operating profit (loss): Internet Data Centers......        10,587       (1,428)    15,339       (2,830)
Operating loss: corporate areas.....................       (25,040)     (12,366)   (46,419)     (23,459)
                                                        -----------  -----------  ---------  -----------
Total operating loss................................      ($14,453)    ($13,794)  ($31,080)    ($26,289)
                                                        ===========  ===========  =========  ===========

                                                           June 30,  December 31,
                                                             1999         1998
                                                        -----------  -----------

Total assets: Internet Data Centers.................      $116,669      $52,459
Total assets: corporate assets......................       507,382      240,827
                                                        -----------  -----------
Total assets........................................      $624,051     $293,286
                                                        ===========  ===========


Note 9 - SUBSEQUENT EVENT

On July 21, 1999, the Company's Board of Directors approved a two-for-one Common Stock split, which is to be effected in the form of a stock dividend. Shareholders of record on July 29, 1999 (the record date) will receive one additional share for every share held on that date. The shares were distributed on or about August 12, 1999. All share numbers in the condensed consolidated financial statements and accompanying notes for all periods presented have been adjusted retroactively to reflect the two-for-one common stock split.

On July 27, 1999, the Company completed its acquisition of Cohesive Technology Solutions, Inc. ("Cohesive") for approximately $115,000,000 in cash and common stock of the Company and the assumption of Cohesive options. Cohesive is a technology professional services organization with expertise in networking, web applications and technology solutions. The Company expects to account for the purchase of Cohesive under the purchase method of accounting and anticipates a significant portion of the purchase price will be allocated to goodwill.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Factors Affecting Future Results" consists primarily of forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our 1998 Annual Report on Form 10-K, that advise interested parties of risks and uncertainties that may affect our business. These risks and uncertainties include: difficulties in achieving timely expansion of our network and opening of additional Internet Data Centers, difficulties in executing our current business plan, retaining customers and attracting new customers, and difficulties in developing and deploying new services. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.


Overview

We are a leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations.
Our solutions include Internet Data Centers, network services and managed services including professional services, that together provide the high performance, scalability and expertise that enterprises need to optimize Internet operations. We deliver our services from our geographically distributed, state-of-the-art Internet Data Centers that are connected through a high-performance Internet backbone network.

We are the successor to a Maryland corporation that was formed in August 1992 to provide computer-consulting services. We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services, a subcategory of managed services, in 1998. We have derived most of our revenues from customers for whom we provide these services. Each of our Internet Data Center customers initially purchases a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and some of these customers purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have minimum terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation, certain professional services and for equipment they purchase from us.

We opened our first Internet Data Center in the San Francisco metropolitan area in August 1996. Since that time, we have opened eleven additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997), San Francisco (second site-August 1997; third site-June 1998; and fourth site June 1999), Seattle (September 1997 and June 1999), Los Angeles (October 1997), Washington, D.C. (December 1997 and May 1999), Boston (July 1998), and Chicago (April 1999). In addition, we opened our first Internet Data Center outside of the United States in London in June 1999. We plan to open six additional Internet Data Centers and three server hosting sites in the second half of 1999. The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See "-Factors Affecting Future Results-Our Substantial Leverage and Debt Service Obligations Adversely Affect Our Cash Flow" and "-Liquidity and Capital Resources" below.

In October 1998, we purchased the assets of Arca Systems, Inc. ("Arca"), a provider of advanced network and system security consulting services. In February 1999, we acquired American Information Systems, Inc. ("AIS"), a regional provider of co-location, web hosting and professional services. In July 1999, we completed our acquisition of Cohesive Technology Solutions, Inc. ("Cohesive"), a technology professional services organization with expertise in networking, web applications and technology solutions.

We intend to expand domestically and internationally. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for an excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be an, Internet Data Center. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See "-Factors Affecting Future Results-Rapid Expansion Produces a Significant Strain on Our Business" for risks related to the foregoing forward-looking statements.

Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of June 30, 1999, we had an accumulated deficit of approximately $140 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects and us difficult. We intend to invest in new Internet Data Centers and other sites, product development, sales and marketing programs, and therefore we believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. Companies, such as Exodus, in the new and rapidly evolving market for Internet system and network management solutions encounter risks, expenses and difficulties that affect their business and prospects. There can be no assurance that we will ever achieve profitability on a quarterly or an annual basis or will sustain profitability if achieved. See "-Factors Affecting Future Results-Our Short Operating History and Heavy Losses Make Our Business Difficult to Evaluate" for risks related to the foregoing forward-looking statements.


RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the three and six month periods ended June 30, 1999 and 1998. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements included in our 1998 Annual Report on form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes included in this Form 10-Q. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                    -------------------  -------------------
                                      1999      1998       1999      1998
                                    --------- ---------  --------- ---------
Revenues.........................      100.0%    100.0%     100.0%    100.0%
                                    --------- ---------  --------- ---------
Costs and expenses:
    Cost of revenues.............       81.4%    128.9%      86.4%    133.1%
    Marketing and sales..........       28.2%     71.1%      30.6%     79.1%
    General and administrative...       20.8%     29.8%      21.9%     33.0%
    Product development..........        3.6%      7.2%       3.9%      7.9%
                                    --------- ---------  --------- ---------
Total costs and expenses.........      134.0%    237.0%     142.8%    253.1%
                                    --------- ---------  --------- ---------

Operating loss...................     (34.0%)  (137.0%)    (42.8%)  (153.1%)

Net interest expense.............       15.2%      2.8%      16.5%      6.4%
                                    --------- ---------  --------- ---------
    Net loss.....................     (49.2%)  (139.8%)    (59.3%)  (159.5%)
                                    ========= =========  ========= =========

Revenues

Our revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services and managed services including professional services and use of equipment and software provided by us,
(ii) revenues from sales of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when services are rendered.

Our revenues increased 322% and 323% to $42.5 million and $72.6 million for the three and six month periods ended June 30, 1999 from $10.1 million and $17.2 million in the same respective periods of the prior year. This growth in revenues was the result of increases in the number of new customers, substantially all of which were Internet Data Center customers, increases in revenues from existing customers and revenue contributions from ARCA and AIS.


Cost of Revenues

Our cost of revenues is comprised of the costs for our backbone network and local telecommunications loops, depreciation, salaries and benefits for our customer service and operations personnel (customer service personnel, network engineers and professional services personnel), rent, repairs and utilities related to our Internet Data Centers and other sites and costs of third party equipment sold to customers.

Cost of revenues increased 166% and 174% to $34.6 and $62.7 million for the three and six month periods ended June 30, 1999 from $13.0 million and $22.9 million in the same respective periods of the prior year. These increases in cost of revenues in absolute dollars were primarily the result of costs associated with hiring additional employees and consultants, increased traffic on our network, depreciation due to capital expenditures, utilities and other costs related to the opening and expanding of Internet Data Centers. Our cost of revenues as a percentage of revenues decreased to 81% and 86% for the three and six months ended June 30, 1999 from 129% and 133% for the same respective periods of the prior year. This decline was due primarily to our increase in revenue between comparison periods. We expect that cost of revenues will continue to increase in absolute dollars but will continue to decline as a percentage of total revenue as existing costs are spread over more substantial operations.


Marketing and Sales

Our marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses.

Our marketing and sales expenses increased 67% and 64% to $12.0 million and $22.2 million for the three and six month periods ended June 30, 1999 from $7.2 million and $13.6 million in the same respective periods of the prior year. The increase in absolute dollars was primarily the result of increased compensation and related expenses associated with hiring additional marketing and sales personnel. Our marketing and sales expense as a percentage of revenues decreased to 28% and 31% for the three and six months ended June 30, 1999 from 71% and 79% for the same respective periods of the prior year. This decline was primarily due to our significant increase in revenue between comparison periods. We expect that marketing and sales expense will continue to decrease as a percentage of total revenue as existing costs are spread over more substantial operations.

General and Administrative

Our general and administrative expenses are primarily comprised of salaries and benefits for our administrative and management information systems personnel, consulting fees, recruiting fees, and amortization of intangible assets.

Our general and administrative expenses increased 195% and 181% to $8.8 million and $15.9 million for the three and six month periods ended June 30, 1999 from $3.0 million and $5.7 million in the same respective periods of the prior year. The increase in absolute dollars was primarily the result of increased compensation expenses associated with additional hiring of general and administrative personnel and the amortization of intangible assets related to the acquisitions of Arca and AIS. Our general and administrative expense as a percentage of revenues decreased to 21% and 22% for the three and six month periods ended June 30, 1999 from 30% and 33% for the same respective periods of the prior year. This decline was primarily due to our significant increase in revenue between comparison periods. We expect that general and administrative expense will continue to decrease as a percentage of total revenue as existing costs are spread over more substantial operations.


Product Development

Our product development expenses primarily consist of salaries and benefits for our product development personnel and fees paid to consultants.

Our product development expenses increased 116% and 108% to $1.6 million and $2.8 million for the three and six month periods ended June 30, 1999 from $0.7 million and $1.4 million in the same respective periods of the prior year. Our product development expenses grew primarily due to the addition of product development personnel to support our expanded service offerings. Our product development expense as a percentage of revenues decreased to 4% for both the three and six months ended June 30, 1999 from 7% and 8% for the same respective periods of the prior year. This decline was due to our significant increase in revenue between comparison periods.


Net Interest Expense

Our net interest expense increased to $6.4 million and $12.0 million for the three and six month periods ended June 30, 1999, from $0.3 million and $1.1 million for the same respective periods of the prior year. The increase in net interest expense was primarily the result of interest expense associated with our 11 1/4% Senior Notes issued July 1, 1998 and our 5 % Convertible Subordinated Notes which were issued March 3, 1999.

We expect that net interest expense will continue to increase as we incur additional interest expense related to our $75,000,000 11 1/4% Senior Notes offering, which occurred on June 22, 1999, enter into additional equipment leases and loans, obtain additional borrowings and long term debt and experience reduced interest income as a result of the decline in our cash reserves to fund working capital and other uses.


EBITDA

Our loss before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") was $7.2 million and $18.0 million for the three and six month periods ended June 30, 1999 compared to $10.4 million and $20.1 million for the same respective periods of the prior year. The decrease in the magnitude of EBITDA losses between the comparison periods was primarily due to the significant increases in revenue over these periods along with economies of scale experienced as a result of more substantial operations offset in part by increased compensation costs associated with the hiring of additional employees during those time periods. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance and liquidity.


Liquidity and Capital Resources

From inception through June 30, 1999, we have financed our operations primarily through private sales of preferred stock, our initial public offering in March 1998, our Senior Notes offerings in July 1998 and June 1999, our Convertible Subordinated Notes offering in March 1999 and through various types of equipment loans and lease lines and working capital lines of credit. At June 30, 1999, our principal sources of liquidity were approximately $331 million in cash and cash equivalents. As of that date, we also had equipment loans and lease lines of credit under which we could borrow up to an additional aggregate of $1.2 million for purchases of equipment. As of June 30, 1999, our total bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and Senior and Convertible Notes were $582.9 million. See
Note 6 of Notes to Condensed Consolidated Financial Statements.


Since we began to offer server-hosting services in 1995, we have had significant negative cash flows from operating activities. Net cash used for operating activities for the six months ended June 30, 1999 was $21.8 million, primarily due to net losses and an increase in accounts receivable, offset in part by increases in accounts payable, accrued expenses, and depreciation and amortization. This compares to net cash used for operating activities for the six months ended June 30, 1998 of $16.4 million which was primarily due to net losses, offset in part by increases in accounts payable, accrued expenses, and depreciation and amortization.

Net cash used for investing activities for the six months ended June 30, 1999 was $106.1 million primarily due to capital expenditures for the continued construction of Internet Data Centers, the acquisition of AIS, and expenditures related to a telecommunication agreement in which we entered. This compares to net cash used for investing activities for the six months ended June 30, 1998 of $18.3 million which was primarily due to capital expenditures for the construction of Internet Data Centers.

Net cash provided by financing activities for the six month period ended June 30, 1999 was $307.6 million, primarily due to the proceeds from our issuance of $250 million of Convertible Subordinated Notes and our additional $75 million offering of Senior Notes which were issued under the original $200 million Senior Notes Indenture dated July 1, 1998. This compares to net cash provided by financing activities for the six months ended June 30, 1998 of $85.1 million which was primarily due to our initial public offering of common stock in March 1998.

As of June 30, 1999, we had commitments under capital leases and under noncancellable operating leases of $39.6 million and $116.5 million, respectively, through 2010. We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. We expect to finance such capital expenditures primarily through net proceeds from the Senior Notes and Convertible Subordinated Notes and existing and future equipment loans and lease lines of credit. We believe our working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and short-term investments, cash from sales of services and proceeds from existing and future equipment financing lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that we will be successful generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See "-Factors Affecting Future Results-Rapid Expansion Produces a Significant Strain on Our Business."


Factors Affecting Future Results


Our Short Operating History and Heavy Losses Make Our Business Difficult to Evaluate

Our limited operating history makes evaluating our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in 1995 and opened our first dedicated Internet Data Center in August 1996. Due to our short operating history, our business model is still in an emerging state. We have incurred operating losses and negative cash flows each quarter and year since 1995. Our accumulated deficit was approximately $140.1 million at June 30, 1999. We anticipate making significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, we do not believe that this growth rate is necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.


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

In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications, depreciation, substantial interest expenses, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Furthermore, if we were to become unable to continue leveraging third-party products in our services offerings, our product development costs could increase significantly. Finally, many of our customers are in an emerging stage, and there is the possibility that we will not be able to collect receivables on a timely basis.


Rapid Expansion Produces a Significant Strain on Our Business

The expansion of our network through the opening of additional Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have twelve Internet Data Centers located in seven metropolitan areas of the United States: Boston, Chicago, Los Angeles, New York, San Francisco, Seattle, and Washington, D.C. We also opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999. We plan to open six additional Internet Data Centers and three server hosting sites in the second half of 1999. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install facilities and establish additional peering interconnections with Internet service providers in a timely manner and at a reasonable cost. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

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


We Must Manage Growth Effectively

We are experiencing, and expect to continue experiencing, rapid growth with respect to the building of our Internet Data Centers and network infrastructure, expansion of our service offerings, geographic expansion, expansion of our customer base and increases in the number of employees. This growth has placed, and if it continues, will place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. This expansion also requires significant time commitment from our senior management and places a significant strain on their ability to manage the existing business. In addition, we may be required to manage multiple relationships with a growing number of third parties as we seek to complement our service offerings. Our ability to manage our growth effectively will require us to continue to expand operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. We have recently hired many key employees and officers, and as a result, our entire management team has worked together for only a brief time. In addition, we intend to hire additional senior management personnel to support our growth and expansion of our business. If our executives are unable to manage growth effectively, our business could be materially adversely affected.


There Are Risks Associated With Acquisitions

In October 1998 we acquired the assets of Arca Systems, Inc., in February 1999 we acquired AIS, and in July 1999 we acquired Cohesive. We continue to expend resources integrating Cohesive and the personnel hired in connection with acquisitions. As we acquire additional companies, we may incur expenses to remediate Year 2000 problems relating to these acquired companies.

We believe that our future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. If we buy a company, we could have difficulty in assimilating that company's technology, personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, future acquisitions by us may result in the incurring of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expenses.


Our Substantial Leverage and Debt Service Obligations Adversely Affect Our Cash Flow

We have substantial amounts of outstanding indebtedness, primarily from our Senior Notes and Convertible Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. As of June 30, 1999, we had indebtedness of approximately $582.9 million and available borrowings of up to an additional $1.2 million. We also expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and may obtain additional long term debt, working capital lines of credit and lease lines. There can be no assurance that any financing arrangements will be available.

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


We Are Subject to Restrictive Covenants That Limit Our Flexibility

Our Senior Notes and Convertible Notes contain various restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios and comply with covenants restricting our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

In addition, the Convertible Notes proceeds may be used only for limited purposes. Proceeds in the amount of $48.5 million may be used for general corporate purposes. The remaining $193.8 million may be used only to finance the purchase of assets or other businesses to be used in our business.


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

     o large IT outsourcing firms; and

     o other technology services and products companies.

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

Some of our competitors may be able to provide customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions. In addition, we believe our market is likely to encounter consolidation in the near future, which could result in increased competition.


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


System Failures Could Lead to Significant Costs

We must protect our network infrastructure and customers' equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, failure of any of our telecommunications providers, such as MCI WorldCom, Qwest Communications Corporation, or local exchange carriers, to provide consistent data communications capacity could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, which led to short-term degradation in the level of performance of our network.


Customer Satisfaction Is Critical to Our Success

Our customers demand a very high level of service. Our customer contracts generally provide a limited service level warranty related to the continuous availability of service on a 24 hours per day, seven days per week basis. This warranty is generally limited to a credit consisting of free service for a short period of time for disruptions in Internet transmission services. To date, only a limited number of customers have been entitled to this warranty. If we incur significant warranty obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. As customers outsource more mission-critical operations to us, we may be subject to increased liability claims and customer dissatisfaction should our systems fail or our customers otherwise become unsatisfied.


Our Ability to Expand Our Network Is Unproven

To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We are dependent on MCI WorldCom and Qwest and other telecommunications providers for our network capacity, including our dedicated clear channel network. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, consumer demand could shrink because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility which may cause delays in implementation.


We Depend on Network Interconnections

We rely on a number of public and private network interconnections, commonly referred to as peering relationships, to allow our customers to connect to other networks. If our peering partners were to discontinue their support for the peering relationships, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be adversely affected if these peering partners do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain private peering interconnections are our competitors. There is nothing to prevent any peering partners, many of which are significantly larger than we are, from charging high usage fees or denying access. In the future, private peering partners could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers access to their networks. If we were unable on a cost-effective basis to access alternative networks to exchange our customers' traffic or if we were unable to pass through to our customers any additional costs of utilizing these networks, our business could be materially adversely affected.


Risks Associated with International Operations

A component of our strategy is to expand into international markets, including Europe and Japan. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999. Furthermore, we plan to open additional international server hosting sites and / or Internet Data Centers in the second half of 1999. In order to expand international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we will depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

Rapid Technological Change and Evolving Industry Standards

Our future success will depend on our ability to offer services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to, or compatible with, our business, and we may not be able to incorporate advances on a cost-effective and timely basis. Moreover, technological advances may have the effect of encouraging our current or future customers to rely on in-house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time.

We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors. Although we work with various vendors in testing newly developed products, these products may not be compatible with our infrastructure or adequate to address changing customer needs. For instance, existing networking hardware may not be immediately compatible with leading edge telecommunications infrastructure services, and therefore may require us to make significant investments to achieve compatibility. Although we intend to support emerging standards, industry standards may not be established or we may not be able to timely conform to new standards. Our failure to conform to a prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on our business.


System Security Risks Could Disrupt Our Services

The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services rely on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Our Internet Data Centers have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. This could result in liability to others and the loss of existing customers or the deterrence of potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.


We Depend on Third-Party Equipment and Software Suppliers

We depend on vendors to supply key components of our telecommunications infrastructure and system and network management solutions. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems, Inc. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. Our failure to obtain required products or services on a timely basis and at an acceptable cost would have a material adverse effect on our business. In addition, the failure of our sole or limited source suppliers to provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use could have a material adverse effect on our business. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance. In addition, we expect to depend for a time on third parties to deliver our services from and manage certain international operations.


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


There Are Risks Involved with the Information Disseminated through Our
Network

The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various service or product offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

Some businesses, organizations and individuals have in the past sent unsolicited commercial e-mail messages advertising sites hosted at our facilities to a massive number of people. This practice, known as "spamming," has led to some complaints against us. In addition, some ISPs and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, there can be no assurance that customers will not engage in this practice, which could have a material adverse effect on our business.


We Depend on Our Key Personnel

Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel. Although some of our executive officers participate in our executive employment policy, none of our officers is a party to an employment agreement. Any officer or employee can terminate his or her relationship at any time. The loss of the services of one or more of our key employees or our failure to attract additional qualified personnel could have a material adverse effect on our business. We do not carry key-person life insurance for any of our employees.


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


Risks Associated with Protection and Enforcement of Intellectual
Property Rights

We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. We have no patented technology that would preclude or inhibit competitors from entering our market. Although we have entered into confidentiality agreements with our employees, contractors, suppliers, distributors and appropriate customers to limit access to and disclosure of our proprietary information, these may prove insufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of various foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

In addition to licensing technologies from third parties, we are developing and acquiring additional proprietary intellectual property. Third parties may try to claim that our products or services infringe their intellectual property. We expect that participants in our markets will be increasingly subject to infringement claims. Any claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.


Volatility of Our Stock Price

The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate. In addition, the securities markets, particularly with respect to Internet stocks, have experienced significant price and volume fluctuations.


Risks Related to the Year 2000 Problem

The Year 2000 problem stems from the use of a two digit date to represent the year (e.g., 85 = 1985) in computer software and firmware. As a result, many currently installed computer systems are not capable of distinguishing dates beginning with the Year 2000 from dates prior to the Year 2000. As a result computer systems or applications used by many companies in a wide variety of industries may experience operating difficulties unless the systems or applications are modified to process adequately information related to the date change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of decisions to purchase products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, our business could be materially adversely affected.

We recognize the need to ensure our operations will not be adversely impacted by Year 2000 issues. We have put into place a comprehensive Year 2000 Risk Management initiative that is adequately funded, staffed and managed. This initiative's scope covers both our information technology (IT) systems and non-IT systems and addresses all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA). Our internal inventory audit was completed January 1999. Due to our recent acquisition of Cohesive, we have expanded the independent review of our Year 2000 assessment. The review will be completed in the third quarter of 1999, with final Year 2000 compliance expected in the third quarter of 1999.

We have determined that our Internet Data Center equipment is either currently Year 2000 compliant or that a funded replacement/upgrade plan is in place to resolve known issues. Likewise, based on the on-going assessment relative to our current software service offerings, we believe that the current versions of these products are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant by the end of the third quarter of 1999. We have reviewed, and continue to review, internal management information and other systems in order to identify and modify those products, services or systems that may not be Year 2000 compliant. We have completed a preliminary assessment of the Year 2000 compliance of Cohesive's internal management information and other systems. Based on our assessment to date, we believe that our internal management information and other systems and Cohesive's internal management information and other systems are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant. We do not foresee any issues with internal IT and internal non-IT systems being Year 2000 compliant by the end of the third quarter of 1999. However, we may discover Year 2000 problems during our on-going assessment of Cohesive's internal management information and other systems which we may be unable to remediate by the end of the third quarter of 1999.

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

Many of our customers maintain their Internet operations on servers which maybe impacted by Year 2000 complications. The failure of our customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, if our customers are forced to cease or interrupt Internet operations or experience malfunctions related to their equipment.

We have established procedures for evaluating and managing the risks and costs associated with this problem. Funding and execution for this initiative is within our existing business units and operating budgets and is not viewed as material. Based on our current assessment, we believe the costs, excluding employee personnel time and effort, to resolve Year 2000 issues, other than unanticipated liabilities, should not exceed $900,000. We further estimate that the time and effort required of our personnel to resolve Year 2000 issues will not be material.

While we believe our Year 2000 initiative to be prudent, properly funded and staffed and well-managed, there can be no assurance that we will identify and remedy all Year 2000 problems in a timely fashion, that any remedial efforts in this regard will not involve significant time and expense, or that these problems will not have a material adverse effect on our business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our investment portfolio primarily consists of money market funds, United States Treasury Notes, and certificates of deposit. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. We do not currently have any significant foreign operations and thus are not currently materially exposed to foreign currency fluctuations.


PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Our Initial Public Offering Proceeds

Our initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-44469) that was declared effective by the SEC on March 18, 1998 and pursuant to which we sold an aggregate of 20,500,000 shares of our common stock.

As of June 30, 1999 we had used the estimated aggregate net proceeds of $69.8 million from our initial public offering as follows:

Construction of plant, building and facilities.........  $1.0 million

Purchase and installation of machinery and equipment...  $1.7 million

Purchases of real estate...............................           --

Acquisition of other business..........................           --

Repayment of indebtedness..............................  $11.5 million

Working capital........................................  $55.6 million

Temporary investments (short-term, interest bearing,
treasury securities)...................................           --

Other purposes.........................................           --

These amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders June 2, 1999. Following are descriptions of the matters voted on and the results of such meeting (share numbers do not reflect the two-for-one stock split effected on August 12, 1999):


                                             Votes       Votes      Votes     Votes      Broker
                                              For       Against   Abstained  Withheld  Non-votes
                                          ----------- ----------- --------- ---------- ----------
1.Election of Directors:

  Frederick W.W. Bolander..............   28,205,262       --        --     5,268,459      --
  K.B. Chandrasekhar...................   28,205,262       --        --     5,268,459      --
  John R. Dougery......................   28,205,062       --        --     5,268,659      --
  Mark Dubovoy.........................   28,201,362       --        --     5,272,359      --
  Ellen M. Hancock.....................   28,204,868       --        --     5,268,853      --
  Max D. Hopper........................   28,203,662       --        --     5,270,059      --
  Peter A. Howley......................   28,205,212       --        --     5,268,509      --
  Daniel C. Lynch......................   28,205,212       --        --     5,268,509      --
  Thadeus J. Mocarski..................   28,205,112       --        --     5,268,609      --
  Kanwal S. Rekhi......................   28,204,962       --        --     5,268,759      --

2.Amendment of Restated Certificate of
  Incorporation to increase the number
  of authorized shares of Common
  Stock from 100,000,000 to
  300,000,000..........................   26,181,505   7,284,833     7,383      --         --

3.Amendment of the Company's 1998
  Equity Incentive Plan to increase
  the number of shares of Common Stock
  reserved for issuance from
  3,000,000 to 5,000,000...............   21,420,662  11,720,353   217,420      --       115,286

4.Proposal to ratify the appointment
  of KPMG LLP as independent auditors
  of the Company for the fiscal year
  ending December 31, 1999.............   33,385,779      81,661     6,281      --         --


ITEM 5.  OTHER INFORMATION

On July 21, 1999, the Company's Board of Directors approved a two-for-one Common Stock split, which is to be effected in the form of a stock dividend. Shareholders of record on July 29, 1999 (the record date) will receive one additional share for every share held on that date. The shares were distributed on or about August 12, 1999.

On July 27, 1999, the Company completed its acquisition of Cohesive Technology Solutions, Inc. ("Cohesive") for approximately $115,000,000 in cash and common stock of the Company and the assumption of Cohesive options. Cohesive is a technology professional services organization with expertise in networking, web applications and technology solutions. The Company expects to account for the purchase of Cohesive under the purchase method of accounting and anticipates a significant portion of the purchase price will be allocated to goodwill.

Kanwal Rekhi resigned from the Company's Board of Directors on July 21, 1999. The Board appointed Naomi O. Seligman as a director of the Company to fill the vacancy created by Kanwal Rekhi's resignation, effective July 21, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

Exhibit
 No.                       Description of Exhibit
------  -------------------------------------------------------------
10.57 Agreement to lease dated June 18, 1999 and associated exhibits between Helios Limited, Lloyds Bank PLC, Exodus Internet Limited and Registrant.

10.58   Building lease dated June 8, 1999 between Talus and Registrant.

10.59   Building lease dated June 4, 1999 between G&I Walsh and Registrant.

10.60 Building lease dated June 30, 1999 between Cameron Road Corporate Park, Ltd. and Registrant.

10.61 Building lease dated June 7, 1999 between 100 TCD Associates Limited Partnership and TW Conroy 2 LLC and Registrant.

10.62 Building lease dated April 30, 1999 between Reynolds Metals Development Company and Registrant.

10.63 Loan modification agreement dated May 6, 1999 between Silicon Valley Bank and Registrant.

10.64 Purchase agreement dated June 17, 1999 between Goldman, Sachs & Co. and Registrant.

10.65 Exchange and registration rights agreement dated June 22, 1999 among Goldman, Sachs & Co. and Registrant.

10.66 First supplemental indenture dated June 22, 1999 between Registrant as issuer and Chase Manhatten Bank and Trust Company, National Association, as trustee.

10.67   Form of 11 1/4% Senior Note from 1999 Senior Note Offering.

 27.1   Financial Data Schedule

b.  Reports on Form 8-K

On June 18, 1999, we filed a report on Form 8-K announcing we entered into an agreement to sell $75 million of 11 1/4% Senior Notes due 2008 in a private offering.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        EXODUS COMMUNICATIONS, INC.


      August 13, 1999                   /s/ Ellen M. Hancock
    ----------------------         -----------------------------------
           Date                             Ellen M. Hancock
                                    President, Chief Executive Officer
                                              and Director



      August 13, 1999                   /s/ Richard. S. Stoltz
    ---------------------          ------------------------------------
           Date                             Richard S. Stoltz
                                       Chief Financial Officer and
                                         Chief Operating Officer
                                    (Duly Authorized Officer and Chief
                                           Accounting Officer)