Form 10-Q
period 1999-09-30
EXODUS COMMUNICATIONS INC
filed 1999-11-12
CIK 1013740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-23795

EXODUS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0403076
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2831 Mission College Blvd.
Santa Clara, CA    95054
(Address of Principal Executive Offices including Zip Code)

(408) 346-2200
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

    The number of shares outstanding of the issuer's common stock, par value $0.001, as of November 8, 1999 was 85,226,155 shares.

EXODUS COMMUNICATIONS, INC.
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998

Condensed Consolidated Statements of Operations -- Three and Nine Month Periods ended September 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -- Nine Month Periods ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Factors Affecting Future Results

Risks Related to the Year 2000 Problem

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                       September 30, December 31,
                                                          1999          1998
                                                       ------------  ------------
                            Assets
Current assets:
  Cash and cash equivalents...........................    $164,215      $150,891
  Accounts receivable, net............................      47,449         9,648
  Prepaid expenses and other current assets...........      18,235         6,203
                                                       ------------  ------------
    Total current assets..............................     229,899       166,742
Property and equipment, net...........................     241,180        68,306
Restricted cash equivalents and investments...........      35,444        45,614
Intangibles and other assets..........................     164,873        12,624
                                                       ------------  ------------
                                                          $671,396      $293,286
                                                       ============  ============

      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of equipment loans and line of
   credit facility....................................      $7,722       $14,367
  Current portion of capital lease obligations........      14,131         5,140
  Accounts payable....................................      32,897         9,208
  Accrued expenses....................................      19,757         6,771
  Accrued interest payable............................       8,074        11,563
                                                       ------------  ------------
    Total current liabilities.........................      82,581        47,049
Equipment loans and line of credit facility,
 less current portion.................................       9,600        15,695
Capital lease obligations, less current portion.......      30,772        11,401
Convertible subordinated notes........................     250,000        --
Senior notes..........................................     275,375       200,000
                                                       ------------  ------------
    Total liabilities.................................     648,328       274,145
                                                       ------------  ------------
Stockholders' equity:
  Common stock, $0.001 par value: 300,000,000
   and 50,000,000 shares authorized as of
   September 30, 1999 and December 31, 1998,
   respectively; 84,490,625 and 80,269,408
   shares issued and outstanding as of
   September 30, 1999 and December 31, 1998,
   respectively.......................................          84            80
  Additional paid-in capital..........................     192,424       117,160
  Deferred stock compensation.........................        (541)       (1,080)
  Accumulated deficit.................................    (168,899)      (97,019)
                                                       ------------  ------------
    Total stockholders' equity........................      23,068        19,141
                                                       ------------  ------------
                                                          $671,396      $293,286
                                                       ============  ============

See accompanying notes to condensed consolidated financial statements.

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                       ------------------- -------------------
                                         1999      1998      1999      1998
                                       --------- --------- --------- ---------
Revenues.........................       $67,600   $14,462  $140,186   $31,638
                                       --------- --------- --------- ---------

Costs and expenses:
    Cost of revenues.............        55,069    16,427   117,775    39,291
    Marketing and sales..........        17,289     6,887    39,523    20,467
    General and administrative...         9,938     3,861    24,396     9,518
    Product development..........         1,774       935     4,610     2,299
    Amortization of intangibles..         3,242       --      4,674       --
    Restructuring costs..........           923       --        923       --
                                       --------- --------- --------- ---------
Total costs and expenses.........        88,235    28,110   191,901    71,575
                                       --------- --------- --------- ---------

Operating loss...................       (20,635)  (13,648)  (51,715)  (39,937)
Net interest expense.............         8,180     4,012    20,165     5,120
                                       --------- --------- --------- ---------
    Net loss.....................       (28,815)  (17,660)  (71,880)  (45,057)
Cumulative dividends and
  accretion on redeemable
  convertible preferred stock....           --        --        --     (2,014)
                                       --------- --------- --------- ---------
Net loss attributable to
  common stockholders............      ($28,815) ($17,660) ($71,880) ($47,071)
                                       ========= ========= ========= =========

Basic and diluted net loss
  per share.......................       ($0.34)   ($0.23)   ($0.87)   ($0.83)
                                       ========= ========= ========= =========

Shares used in computing basic
  and diluted net loss per share..       83,873    78,369    82,427    56,792
                                       ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Cash flows from operating activities:
  Net loss.............................................  ($71,880)  ($45,057)
  Adjustments to reconcile net loss to net cash used
  for operating activities:
    Depreciation and amortization......................    28,045      8,568
    Loss on disposal of property and equipment.........       --         248
    Noncash warrant expense............................       --         786
    Amortization of deferred stock compensation........       539      1,081
    Amortization of debt issuance costs................     1,063        274
    Interest accretion on restricted cash equivalents
      and investments..................................    (1,068)      (580)
    Changes in operating assets and liabilities:
        Accounts receivable............................   (27,865)    (7,117)
        Prepaid expenses and other assets..............   (16,812)    (3,970)
        Accounts payable...............................    21,735      4,981
        Accrued expenses...............................     5,366      3,790
        Accrued interest payable.......................    (3,489)     5,750
                                                         ---------  ---------
            Net cash used for operating activities.....   (64,366)   (31,246)
                                                         ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment..................  (157,703)   (26,523)
  Businesses acquired, net of cash received............   (70,398)       --
  Release of restricted cash equivalents
     and investments...................................    24,938        --
  Increase in restricted cash equivalents
     and investments...................................   (13,413)   (43,562)
  Other assets.........................................   (15,405)       --
                                                         ---------  ---------
           Net cash used for investing activities......  (231,981)   (70,085)
                                                         ---------  ---------
Cash flows from financing  activities:
  Proceeds from issuance of redeemable
   convertible preferred stock and warrants............       --       2,176
  Proceeds from issuance of common stock...............    14,006     71,353
  Notes receivable from stockholders, net..............       --          90
  Repayment of bank borrowings.........................       --      (3,000)
  Proceeds from sale-leaseback transactions............       --       4,035
  Payment on capital lease obligations.................    (6,176)    (1,689)
  Proceeds from debt...................................       --      18,611
  Repayment of debt....................................   (13,529)    (3,468)
  Proceeds from convertible subordinated
     notes, net........................................   242,124        --
  Proceeds from senior notes, net......................    73,246    194,000
                                                         ---------  ---------
            Net cash provided by financing activities..   309,671    282,108
                                                         ---------  ---------
Net increase in cash and cash equivalents..............    13,324    180,777
Cash and cash equivalents at beginning of period.......   150,891     10,270
                                                         ---------  ---------
Cash and cash equivalents at end of period.............  $164,215   $191,047
                                                         =========  =========
Supplemental disclosure of cash flow information:
  Cash paid-interest...................................   $33,910     $2,921
                                                         =========  =========
  Noncash investing and financing activities:
       Assets recorded under capital lease.............   $34,538     $6,691
                                                         =========  =========
  Issuance of common stock and assumption of options
       in connection with the acquisition of
       Cohesive Technology Solutions, Inc..............   $61,262      $ --
                                                         =========  =========
    Cumulative dividends and accretion on
       Series C and D redeemable convertible
       preferred stock and warrants....................     $ --      $2,014
                                                         =========  =========
    Conversion of redeemable convertible
       preferred stock to common stock.................     $ --     $43,437
                                                         =========  =========
See accompanying notes to condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

EXODUS COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, including notes thereto, included in the Company's 1998 Annual Report on Form 10-K. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - NET LOSS PER SHARE

    Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share for the three and nine month periods ended September 30, 1999 and 1998 does not include the effect of (i) 25,641,000 and 13,380,000 shares issuable under stock options outstanding with weighted average exercise prices of $20.61 and $2.60 as of September 30, 1999 and September 30, 1998, respectively, and (ii) 253,000 and 1,068,000 shares issuable pursuant to warrants to purchase common stock with weighted average exercise prices of $3.67 and $1.80, as of September 30, 1999 and September 30, 1998, respectively.

NOTE 3 - REVENUE RECOGNITION

    The Company's revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services, managed services and professional services and use of equipment and software provided by the Company, (ii) revenues from sales of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when services are rendered.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                      September 30, December 31,
                                                         1999          1998
                                                      ------------  ------------
  Data centers and related equipment.................    $150,239       $43,959
  Furniture, fixtures, computer equipment
    and other........................................      90,319        32,887
  Construction in progress...........................      40,576         8,497
                                                      ------------  ------------
                                                          281,134        85,343
  Less accumulated depreciation and
    amortization.....................................      39,954        17,037
                                                      ------------  ------------
                                                         $241,180       $68,306
                                                      ============  ============

    Computer equipment and certain data center equipment are recorded under capital leases that aggregated $54,774,000 and $20,236,000 as of September 30, 1999 and December 31, 1998, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $12,260,000 and $4,426,000 as of September 30, 1999 and December 31, 1998, respectively.

NOTE 5 - ACQUISITIONS

    On October 2, 1998, the Company purchased substantially all of the assets, including customer agreements, and assumed certain liabilities of Arca Systems, Inc. ("Arca"), a wholly-owned subsidiary of Cyberguard Corporation. Arca is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. Arca operates as a wholly-owned subsidiary of the Company. Total consideration paid, including direct acquisition costs, aggregated approximately $5,800,000. The acquisition was accounted for as a purchase with the results of Arca included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $5,000,000 and was attributed primarily to workforce in place ($2,500,000) and goodwill ($2,400,000). These amounts are generally being amortized on a straight-line basis over 10 years.

    On February 1, 1999, the Company purchased all of the capital stock of American Information Systems, Inc ("AIS"). AIS provides hosting services as well as professional services. Total consideration paid, including direct acquisition costs, aggregated approximately $20,500,000. The acquisition was accounted for as a purchase with the results of AIS included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $18,700,000 and was attributed primarily to goodwill ($15,000,000), customer lists ($3,200,000) and workforce in place($500,000). These amounts are being amortized on a straight-line basis over periods ranging from 5 to 7 years.

    On July 27, 1999, the Company completed its acquisition of Cohesive Technology Solutions, Inc. ("Cohesive"). Cohesive offers a variety of services including network design and development, Internet-based and application development and information technology strategy and project management. Pursuant to the terms of the Agreement and Plan of Reorganization, each share of Cohesive common stock was converted into the right to receive 0.02622 shares of Exodus common stock and $1.338 in cash; each share of Cohesive Series A Preferred Stock was converted into the right to receive $122.337 in cash; each share of Cohesive Series B Preferred Stock was converted into the right to receive $115.965 in cash; each share of Cohesive Series C Preferred Stock was converted into the right to receive $5.00 in cash; and each share of Cohesive Series D Preferred Stock, which automatically converted into Cohesive common stock immediately prior to the merger, was converted into the right to receive 0.02622 shares of Exodus common stock and approximately $6.655 in cash. In addition, the Company assumed each issued and outstanding option to purchase shares of Cohesive common stock which was converted into an option to purchase Exodus common stock using an exchange ratio of 0.03651.

    Pursuant to the exchange ratios applied in the acquisition, the Company issued 800,398 shares of Exodus common stock and approximately $50,000,000 in cash and assumed options to purchase a total of 204,356 shares of Exodus common stock for a total purchase price of approximately $112,000,000. $10,000,000 of the cash consideration was deposited in an escrow account to secure and collateralize the indemnification obligations of Cohesive stockholders to Exodus and certain affiliates of Exodus. The acquisition was accounted for as a purchase with the results of Cohesive included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $107,900,000 and was attributed primarily to goodwill ($69,300,000), customer lists ($32,300,000) and workforce in place ($6,300,000). These amounts are being amortized on a straight-line basis over periods ranging from 5 to 8 years.

    The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and nine month periods ended September 30, 1999 and September 30, 1998 assuming Arca, AIS, and Cohesive had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------  --------------------------
                                                          1999          1998          1999          1998
                                                      ------------  ------------  ------------  ------------

Revenues............................................      $70,702       $25,779      $169,377       $69,208
Net loss attributable to common stockholders........     ($30,323)     ($23,847)     ($81,719)     ($62,557)
Basic and diluted net loss per share................       ($0.36)       ($0.30)       ($0.98)       ($1.09)
Shares used in pro forma per share computation......       84,099        79,169        83,034        57,592

    The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 6 - BANK BORROWINGS, EQUIPMENT LOANS AND LINE OF CREDIT FACILITIES

    On July 1, 1998, the Company issued $200,000,000 of 11 1/4% Senior Notes due 2008 for aggregate net proceeds of approximately $194,000,000 (net of discounts to the initial purchasers and offering expenses). Interest is payable semi-annually on January 1 and July 1 of each year commencing January 1, 1999. The Company initially deposited approximately $42,400,000 with an escrow agent that would be sufficient to pay when due the first four semi-annual interest payments (through July 1, 2000). As of September 30, 1999 restricted cash equivalents and investments include approximately $22,300,000 for the remaining two interest payments. Subject to significant exceptions, the Senior Notes Indenture restricts, among other things, the Company's ability to incur additional indebtedness and use the proceeds therefrom, pay dividends, make certain other restricted payments, incur certain liens to secure indebtedness or engage in merger transactions.

    On March 3, 1999, the Company issued $250,000,000 of 5% Convertible Subordinated Notes (the "Convertible Notes") due 2006 for aggregate net proceeds of approximately $242,100,000 (net of offering expenses). Proceeds from the sale of the convertible notes may be used only for limited purposes. Proceeds in the amount of $48,500,000 may be used for general corporate purposes. The remaining $193,600,000, of which the majority has been expended as of September 30, 1999, may be used only to finance the purchase of assets or other businesses to be used in the Company's business.

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

    On June 22, 1999, the Company issued $75,000,000 of 11 1/4% Senior Notes due 2008 at 100.50% for aggregate net proceeds of approximately $73,200,000 (net of discounts to the initial purchasers and offering expenses). The Company issued these senior notes under the indenture dated July 1, 1998 under which it previously issued the $200,000,000 Senior Notes due 2008 (the "Original Notes"). These senior notes are subject to substantially the same terms and conditions as the Original Notes. Interest is payable semi-annually on January 1 and July 1 of each year commencing July 1, 1999. Concurrently with the closing of the offering, the Company deposited approximately $8,400,000 with an escrow agent that would be sufficient to pay when due the first three interest payments (through July 1, 2000). As of September 30, 1999 restricted cash equivalents and investments include approximately $8,200,000 for the remaining two interest payments.

    On July 22, 1999, the Company amended its revolving line of credit agreement with a financial institution, increasing the total commitment amount from $7,000,000 to 10,000,000. Pursuant to the terms of the new amendment, the line of credit can be used for working capital requirements, foreign exchange forward contracts, and letters of credit. The amount available for working capital borrowings is limited to $4,000,000. In addition, total foreign exchange contracts at any one time cannot exceed ten times the amount of the foreign exchange sublimit, which is a maximum of $1,000,000. The line of credit will expire in July 2000 and is subject to certain covenants. As of September 30, 1999, the Company had drawn down the total commitment amount of $10,000,000 to secure letters of credit required by various leases entered into by the end of September 1999.

NOTE 7 - COMPREHENSIVE INCOME

    There were no material differences between net loss and comprehensive loss during the three and nine months ended September 30, 1999 and 1998.

NOTE 8 - SEGMENT INFORMATION

    The Company operates a number of Internet Data Centers throughout the United States and one in Europe. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long term economic characteristics and financial performance are similar. In particular, each data center provides the same Internet related services to a similar type of customer who may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." Internet Data Center operations primarily include services such as server infrastructure support, Internet connectivity, and managed services.

    With the acquisition of Cohesive on July 27, 1999, Management began reviewing financial information and business performance and allocating resources based on both Internet Data Center operations and by professional services, given Cohesive's expertise in networking, Internet-based applications and technology solutions. As a result, the Company identified professional services as an additional reportable segment. Professional services primarily include services such as network design and development, Internet-based and application development, and information technology strategy.

    Financial information for the Company's reportable segments is presented below:

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------  --------------------------
                                                          1999          1998          1999          1998
                                                      ------------  ------------  ------------  ------------

Revenues:
  Internet Data Centers..............................     $51,973       $14,247      $119,082       $31,423
  Professional services..............................      15,627           215        21,104           215
                                                      ------------  ------------  ------------  ------------
      Total revenues.................................     $67,600       $14,462      $140,186       $31,638
                                                      ============  ============  ============  ============
Operating profit (loss):
  Internet data centers..............................     $13,100           $88       $28,783       ($2,859)
  Professional services..............................       2,179            17         1,880            17
  Corporate areas....................................    ($35,914)     ($13,753)     ($82,378)      (37,095)
                                                      ------------  ------------  ------------  ------------
      Total operating loss...........................    ($20,635)     ($13,648)     ($51,715)     ($39,937)
                                                      ============  ============  ============  ============

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------  ------------
Total assets:
  Internet Data Centers..............................    $196,404       $52,459
  Professional services..............................      $3,011          $212
  Corporate assets...................................     471,981       240,615
                                                      ------------  ------------
     Total assets....................................    $671,396      $293,286
                                                      ============  ============

Note 9 - SUBSEQUENT EVENT

    On October 26, 1999, the Company entered into a definitive agreement to acquire Service Metrics, Inc. for approximately $280 million in Exodus common stock and options to purchase Exodus common stock, subject to adjustment depending on the price of Exodus common stock at the time of closing. Service Metrics is a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of web sites. The Company expects to close the acquisition before the end of 1999 and to account for it as a pooling of interests.

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

Overview

    We are a leading provider of Internet system and network management solutions and technology professional services for enterprises with mission-critical Internet operations. Our solutions include Internet Data Centers, network services, managed services and professional services that together provide the high performance, scalability and expertise that enterprises need to optimize Internet operations. We deliver our services from our geographically distributed, state-of-the- art Internet Data Centers that are connected through a high-performance Internet backbone network.

    We are the successor to a Maryland corporation that was formed in August 1992 to provide computer-consulting services. We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. We have derived most of our revenues from customers for whom we provide these services. Most of our Internet Data Center customers initially purchase a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and many of these customers purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have minimum terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation, certain professional services and for equipment they purchase from us.

    We opened our first Internet Data Center in the Silicon Valley metropolitan area in August 1996. Since that time, we have opened thirteen additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997 and September 1999), Silicon Valley (second site-August 1997; third site-June 1998; and fourth site June 1999), Seattle (September 1997 and June 1999), Los Angeles (October 1997 and September 1999), Washington, D.C. (December 1997 and May 1999), Boston (July 1998), and Chicago (April 1999). In addition, we opened our first Internet Data Center outside of the United States in London in June 1999. We plan to open four additional Internet Data Centers and three server hosting sites by the end of 1999 or the first month of 2000. The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See "-Factors Affecting Future Results-Our Substantial Leverage and Debt Service Obligations Adversely Affect Our Cash Flow" and "-Liquidity and Capital Resources."

    In October 1998, we purchased the assets of Arca Systems, Inc. ("Arca"), a provider of advanced network and system security consulting services. In February 1999, we acquired American Information Systems, Inc. ("AIS"), a regional provider of co-location, web hosting and professional services. In July 1999, we acquired Cohesive Technology Solutions, Inc. ("Cohesive"), a technology professional services organization with expertise in networking, Internet-based applications and technology solutions. In October 1999, we signed a definitive agreement to acquire Service Metrics, Inc., an Internet monitoring applications and services company.

    We intend to expand domestically and internationally. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for an excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be an, Internet Data Center. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See "-Factors Affecting Future Results-Our Rapid Expansion Produces a Significant Strain on Our Business."

    Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each fiscal quarter and year. As of September 30, 1999, we had an accumulated deficit of approximately $169 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects and us difficult. We intend to invest in new Internet Data Centers and other sites, product development, and sales and marketing programs. We therefore believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management solutions, we encounter risks, expenses and difficulties that affect our business and prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or that we will sustain profitability. See "-Factors Affecting Future Results-Our Short Operating History and Heavy Losses Make Our Business Difficult to Evaluate."

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data as a percentage of total revenues for the three and nine month periods ended September 30, 1999 and 1998. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements included in our 1998 Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes included in this Form 10-Q. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                       ------------------- -------------------
                                         1999      1998      1999      1998
                                       --------- --------- --------- ---------
Revenues.........................         100.0%    100.0%    100.0%    100.0%

Costs and expenses:
    Cost of revenues.............          81.4%    113.6%     84.0%    124.2%
    Marketing and sales..........          25.6%     47.6%     28.2%     64.7%
    General and administrative...          14.7%     26.7%     17.4%     30.1%
    Product development..........           2.6%      6.5%      3.3%      7.2%
    Amortization of intangibles..           4.8%      --        3.3%      --
    Restructuring costs..........           1.4%      --        0.7%      --
                                       --------- --------- --------- ---------
Total costs and expenses.........         130.5%    194.4%    136.9%    226.2%
                                       --------- --------- --------- ---------

Operating loss...................        (30.5%)   (94.4%)   (36.9%)  (126.2%)

Net interest expense.............        (12.1%)   (27.7%)   (14.4%)   (16.2%)
                                       --------- --------- --------- ---------
    Net loss.....................        (42.6%)  (122.1%)   (51.3%)  (142.4%)
                                       ========= ========= ========= =========

Revenues

    Our revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services, managed services and professional services and use of equipment and software provided by us, (ii) revenues from sales of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when services are rendered.

    Our revenues increased 367% and 343% to $67.6 million and $140.2 million for the three and nine month periods ended September 30, 1999 from $14.5 million and $31.6 million in the same respective periods of the prior year. This growth in revenues was the result of increases in the number of new customers, substantially all of which were Internet Data Center customers, increases in revenues from existing customers and revenue contributions from Cohesive.

Cost of Revenues

    Our cost of revenues is comprised of the costs for our backbone network and local telecommunications loops, interconnections to other networks, depreciation and amortization, salaries and benefits for our customer service and operations personnel (customer service personnel, network engineers and professional services personnel), rent, repairs and utilities related to our Internet Data Centers and other sites and costs of third party equipment sold to customers.

    Cost of revenues increased 235% and 200% to $55.1 million and $117.8 million for the three and nine month periods ended September 30, 1999 from $16.4 million and $39.3 million in the same respective periods of the prior year. These increases in cost of revenues in absolute dollars were primarily the result of costs associated with hiring additional employees and consultants, increased traffic on our network and to other networks, increased depreciation due to capital expenditures related to the buildout and expansion of Internet Data Centers, increased rent, and increased utilities and other costs related to the opening and expanding of Internet Data Centers. Our cost of revenues as a percentage of revenues decreased to 81% and 84% for the three and nine months ended September 30, 1999 from 114% and 124% for the same respective periods of the prior year. This decline was due primarily to our increase in revenue between comparison periods. We expect that cost of revenues will continue to increase in absolute dollars.

Marketing and Sales

    Our marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses.

    Our marketing and sales expenses increased 151% and 93% to $17.3 million and $39.5 million for the three and nine month periods ended September 30, 1999 from $6.9 million and $20.5 million in the same respective periods of the prior year. The increase in absolute dollars was primarily the result of increased compensation and related expenses associated with hiring additional marketing and sales personnel and increased advertising expenses. Our marketing and sales expense as a percentage of revenues decreased to 26% and 28% for the three and nine months ended September 30, 1999 from 48% and 65% for the same respective periods of the prior year. This decline was primarily due to our significant increase in revenue between comparison periods. We expect that marketing and sales expense will continue to increase in absolute dollars.

General and Administrative

    Our general and administrative expenses are primarily comprised of salaries and benefits for our administrative and management information systems personnel, consulting fees and recruiting fees.

    Our general and administrative expenses increased 157% and 156% to $9.9 million and $24.4 million for the three and nine month periods ended September 30, 1999 from $3.9 million and $9.5 million in the same respective periods of the prior year. The increase in absolute dollars was primarily the result of increased compensation expenses associated with additional hiring of general and administrative personnel, increased rent and related expenses due to entering into additional operating leases during the period, higher depreciation and increased recruiting expenses. Our general and administrative expense as a percentage of revenues decreased to 15% and 17% for the three and nine month periods ended September 30, 1999 from 27% and 30% for the same respective periods of the prior year. This decline was primarily due to our significant increase in revenue between comparison periods. We expect that general and administrative expense will continue to increase in absolute dollars.

Product Development

    Our product development expenses consist primarily of salaries and benefits for our product development personnel and fees paid to consultants.

    Our product development expenses increased 90% and 101% to $1.8 million and $4.6 million for the three and nine month periods ended September 30, 1999 from $0.9 million and $2.3 million in the same respective periods of the prior year. Our product development expenses grew primarily due to the addition of product development personnel to support our expanded service offerings. Our product development expense as a percentage of revenues decreased to 3% for both the three and nine months ended September 30, 1999 from 7% for both of the same respective periods of the prior year. This decline was due to our significant increase in revenue between comparison periods. We expect that product development expenses will continue to increase in absolute dollars.

Amortization of Intangibles

    As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca in October 1998, AIS in February 1999 and Cohesive in July 1999. In connection with those acquisitions, we have recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was $3.2 million and $4.7 million for the three and nine month periods ended September 30, 1999. These intangibles are being amortized on a straight-line basis generally over 5 to 10 years. See Note 5 of Notes to Condensed Consolidated Financial Statements for more detailed information.

Restructuring Costs

    In August 1999, we announced plans to consolidate seven professional services practice offices of Cohesive, which we acquired on July 27, 1999. We determined that consolidation of these offices would maximize efficiencies of the combined companies. This action is expected to be completed by December 31, 1999. In connection with the consolidation of these facilities, we recorded a restructuring charge of $923,000 for the three and ninth month periods ended September 30, 1999. This charge includes approximately $689,000 for lease termination and other related office closure costs and $234,000 in severance and other employee benefits.

Net Interest Expense

    Our net interest expense increased to $8.2 million and $20.2 million for the three and nine month periods ended September 30, 1999 from $4.0 million and $5.1 million for the same respective periods of the prior year. The increase in net interest expense was primarily the result of interest expense associated with our 11 1/4% Senior Notes issued July 1, 1998 and June 22, 1999 and our 5% Convertible Subordinated Notes issued March 3, 1999.

    We expect that net interest expense will continue to increase as we enter into additional equipment leases and loans, obtain additional borrowings and long term debt and experience reduced interest income as a result of the decline in our cash reserves to fund working capital and other uses.

EBITDA

    Our loss before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") was $5.0 million and $23.0 million for the three and nine month periods ended September 30, 1999 compared to $9.4 million and $29.5 million for the same respective periods of the prior year. The decrease in the magnitude of EBITDA losses between the comparison periods was primarily due to the significant increases in revenue over these periods offset in part by increased compensation costs associated with the hiring of additional employees during those time periods. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance and liquidity.

Liquidity and Capital Resources

    From inception through September 30, 1999, we have financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, our senior notes offerings in July 1998 and June 1999, our convertible subordinated notes offering in March 1999 and through various types of equipment loans and lease lines and working capital lines of credit. At September 30, 1999, our principal sources of liquidity were approximately $164 million in cash and cash equivalents. As of that date, we also had equipment loans and lease lines of credit under which we could borrow up to an additional aggregate of $1.2 million for purchases of equipment. As of September 30, 1999, our total bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and senior and convertible notes were $587.6 million. See Note 6 of Notes to Condensed Consolidated Financial Statements.

    Since we began to offer server-hosting services in 1995, we have had significant negative cash flows from operating activities. Net cash used for operating activities for the nine months ended September 30, 1999 was $64.4 million, primarily due to net losses and increases in accounts receivable and prepaid expenses and other assets, offset in part by increases in accounts payable and depreciation and amortization. This compares to net cash used for operating activities for the nine months ended September 30, 1998 of $31.2 million which was primarily due to net losses and an increase in accounts receivable, offset in part by increases in accounts payable and accrued interest payable and depreciation and amortization.

    Net cash used for investing activities for the nine months ended September 30, 1999 was $232.0 million primarily due to capital expenditures for the continued construction of Internet Data Centers and the acquisitions of AIS and Cohesive. This compares to net cash used for investing activities for the nine months ended September 30, 1998 of $70.1 million which was due to capital expenditures for the construction of Internet Data Centers and an increase in restricted cash equivalents and investments.

    Net cash provided by financing activities for the nine month period ended September 30, 1999 was $309.7 million, primarily due to the proceeds from our issuance of $250 million of convertible subordinated notes and our additional $75 million offering of senior notes in June 1999. This compares to net cash provided by financing activities for the nine months ended September 30, 1998 of $282.1 million which was primarily due to our initial public offering of common stock in March 1998 and our original $200 million senior notes offering in July 1998.

    As of September 30, 1999, we had commitments under capital leases and under noncancellable operating leases of $44.9 million and $260.3 million, respectively, through 2012. In addition, in August 1999 we entered into capacity purchase agreements with Global Crossing. The transaction amounted to a total commitment of approximately $105 million for fiber capacity and related maintenance covering approximately 25 years. As of September 30, 1999 we had expended $7 million of the total $105 million commitment.

    We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. We expect to finance such capital expenditures primarily through net proceeds from the senior notes and convertible subordinated notes, existing and future equipment loans and lease lines of credit, and issuances of additional debt and other financing activities. We believe our working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and short-term investments, cash from sales of services and proceeds from debt financings and existing and future equipment financing lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that we will be successful generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See "-Factors Affecting Future Results-Our Rapid Expansion Produces a Significant Strain on Our Business."

Factors Affecting Future Results

Our short operating history and heavy losses make our business difficult to evaluate

    Our limited operating history makes evaluating our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. Due to our short operating history, our business model is still evolving. We have incurred operating losses and negative cash flows each fiscal quarter and year since 1995. Our accumulated deficit was approximately $168.9 million at September 30, 1999. We anticipate continuing to make significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.

Our operating results have fluctuated widely and we expect this to continue

    We have experienced significant fluctuations in our results of operations on a quarterly and an annual basis. We expect to continue to experience significant fluctuations due to a variety of factors, many of which are outside of our control, including:

  demand for and market acceptance of our services;

  reliable continuity of service and network availability;

  the ability to increase bandwidth as necessary, both on our network and at our interconnection points with other networks;

  costs related to the acquisition of network capacity and arrangements for interconnections with third-party networks;

  customer retention and satisfaction;

  capacity utilization of our Internet Data Centers;

  the timing, magnitude and integration of acquisitions of complementary businesses and assets;

  the timing of customer installations;

  the provision of customer discounts and credits;

  the mix of services sold by us;

  the timing and success of marketing efforts and service introductions by us and our competitors;

  the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;

  the timing of expansion of existing Internet Data Centers and completion of new Internet Data Centers;

  the introduction by third parties of new Internet and networking technologies;

  changes in our pricing policies and those of our competitors; and

  fluctuations in bandwidth used by customers.

    In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to telecommunications, depreciation, substantial interest expenses, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Furthermore, if we were to become unable to continue leveraging third-party products in our services offerings, our product development costs could increase significantly. Finally, many of our customers are emerging growth companies which may have negative cash flows, and there is the possibility that we will not be able to collect receivables on a timely basis.

Our rapid expansion produces a significant strain on our business

    The expansion of our network through the opening of additional Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have 14 Internet Data Centers located in seven metropolitan areas of the United States: Boston, Chicago, Los Angeles, New York, Seattle, Silicon Valley and Washington, D.C. We also opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999. We plan to open four additional Internet Data Centers and three server hosting sites by the end of 1999 or the first month of 2000. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install telecommunications and Internet Data center facilities and establish additional peering interconnections with Internet service providers. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

We compete with much larger companies and there are few barriers to entry

    Our market is intensely competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. Many companies have announced recently that they intend to begin providing and/or greatly expand their service offerings that are competitive with our services. The principal competitive factors in this market include:

  Internet system engineering and other expertise;

  customer service;

  network capability, reliability, quality of service and scalability;

  the variety of services offered;

  access to network resources, including circuits, equipment and interconnection capacity to other networks;

  broad geographic presence;

  price;

  the ability to maintain and expand distribution channels;

  brand name;

  the timing of introductions of new services;

  network security; and

  financial resources.

    There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our current and potential competitors in the market include:

  providers of server hosting services;

  national, foreign and regional ISPs;

  global, regional and local telecommunications companies and Regional Bell Operating Companies;

  IT outsourcing firms; and

  other technology services and products companies.

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

    Some of our competitors may be able to provide customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions. In addition, we believe our market is likely to encounter consolidation in the near future, which could result in increased prices and other competition.

Our market is new and our services may not be generally accepted

    The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. Our future growth depends on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be adversely affected. In addition, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings.

Our substantial leverage and debt service obligations adversely affect our cash flow

    We have substantial amounts of outstanding indebtedness, primarily from our senior notes and convertible notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of, our indebtedness when due. As of September 30, 1999, we had indebtedness of approximately $587.6 million and available borrowings of up to an additional $1.2 million. We also expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and to obtain additional long term debt, working capital lines of credit and lease lines. We cannot be certain that any financing arrangements will be available.

    Our substantial leverage could have significant negative consequences, including:

  increasing our vulnerability to general adverse economic and industry conditions;

  limiting our ability to obtain additional financing;

  requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  placing us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

    In addition, the proceeds from the sale of convertible notes in March 1999 may be used only for limited purposes. Proceeds in the amount of $48.5 million may be used for general corporate purposes. The remaining $193.6 million may be used only to finance the purchase of assets or other businesses to be used in our business.

    We expect to expend substantial resources for leases and/or the purchase of real estate, significant improvements of facilities, purchase of complementary businesses, assets and equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support and sales and marketing personnel with the establishment of each new Internet Data Center. Moreover, we expect to make significant investments in sales and marketing and the development of new services as part of our expansion strategy. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

    In general, it takes us at least six months to select the appropriate location for a new Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. Expenditures commence well before the Internet Data Center opens, and it takes an extended period for us to approach break-even capacity utilization. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no Internet Data Center. Growth in the number of our Internet Data Centers is likely to increase the amount and duration of losses. In addition, if we do not attract customers to new Internet Data Centers in a timely manner, or at all, our business would be materially adversely affected.

We must manage growth effectively

    We are experiencing, and expect to continue experiencing, rapid growth with respect to the building of our Internet Data Centers and network infrastructure, expansion of our service offerings, geographic expansion, expansion of our customer base and increases in the number of employees. This growth has placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. This expansion also requires significant time commitment from our senior management and places a significant strain on their ability to manage the existing business. In addition, we are required to manage multiple relationships with a growing number of third parties as we seek to complement our service offerings. Our ability to manage our growth effectively will require us to continue to expand operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. We have recently hired many key employees and officers, and as a result, our entire management team has worked together for only a brief time. In addition, we intend to hire additional senior management personnel to support our growth and expansion of our business. If our executives are unable to manage growth effectively, our business could be materially adversely affected.

There are risks associated with acquisitions

    In October 1998 we acquired the assets of Arca Systems, Inc., in February 1999 we acquired American Information Systems, Inc. and in July 1999 we acquired Cohesive Technology Solutions, Inc. We continue to expend resources integrating Cohesive and the personnel hired in connection with acquisitions. As we acquire additional companies, such as Service Metrics, Inc., with whom we signed a definitive agreement in October 1999, we may incur expenses to, among other things, remediate Year 2000 problems relating to these acquired companies.

    We believe that our future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. After purchasing a company, we could have difficulty in assimilating that company's technology, personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, future acquisitions by us may require us to incur additional debt, result in large one-time write-offs or create goodwill or other intangible assets that could result in amortization expenses.

System failures could lead to significant costs

    We must protect our network infrastructure and customers' equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, failure of any of our telecommunications providers, such as MCI WorldCom, Qwest Communications Corporation, Global Crossing or local exchange carriers, to provide consistent data communications capacity could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, which led to short-term degradation in the level of performance of our network.

Customer satisfaction is critical to our success

    Our customers demand a very high level of service. Our customer contracts generally provide a limited service level commitment related to the continuous availability of service on a 24 hours per day, seven days per week basis. This commitment is generally limited to a credit consisting of free service for a short period of time for disruptions in Internet transmission services. To date, only a limited number of customers have been entitled to this credit. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and customer dissatisfaction if our systems fail or our customers otherwise become unsatisfied.

Our ability to expand our network is unproven

    To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We are dependent on MCI WorldCom, Qwest, Global Crossing and other telecommunications providers for our network capacity, including our dedicated clear channel network. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, customer demand could diminish because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

We depend on network interconnections

    We rely on a number of public and private network interconnections to allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue their interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be adversely affected if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. There is nothing to prevent any networks, many of which are significantly larger than we are, from charging high usage fees or denying access. In the future, networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers' access to their networks. In this event, we may not be able on a cost-effective basis to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be adversely affected.

Risks associated with international operations

    A component of our strategy is to expand into international markets. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999. Furthermore, we plan to open additional international server hosting sites and/or Internet Data Centers by the end of 1999 or the first month of 2000. In order to expand our international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high- bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

  unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;

  challenges in staffing and managing foreign operations;

  differences in technology standards;

  employment laws and practices in foreign countries;

  longer payment cycles and problems in collecting accounts receivable;

  political instability;

  fluctuations in currency exchange rates and imposition of currency exchange controls; and

  potentially adverse tax consequences.

Rapid technological change and evolving industry standards

    Our future success will depend on our ability to offer services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to, or compatible with, our business. In addition, we may not be able to incorporate advances on a cost- effective and timely basis. Moreover, technological advances may have the effect of encouraging our current or future customers to rely on in- house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time.

    We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors. Although we work with various vendors in testing newly developed products, these products may not be compatible with our infrastructure or adequate to address changing customer needs. For instance, existing networking hardware may not be immediately compatible with leading edge telecommunications infrastructure services. This incompatibility would require us to make significant investments to achieve compatibility. Although we intend to support emerging standards, industry standards may not be established or we may not be able to timely conform to new standards. Our failure to conform to a prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on our business.

System security risks could disrupt our services

    The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services rely on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Our Internet Data Centers have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. As a result, we could become liable to others and lose existing or potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

We depend on third-party equipment and software suppliers

    We depend on vendors to supply key components of our telecommunications infrastructure and system and network management solutions. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems, Inc. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business would be adversely affected. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be adversely affected. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance. In addition, we expect to depend for a time on third parties to deliver and manage our services from certain international operations.

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

    Some businesses, organizations and individuals have in the past sent unsolicited commercial e-mail messages advertising sites hosted at our facilities to a massive number of people. This practice, known as ``spamming,'' has led to some complaints against us. In addition, some ISPs and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, we cannot be sure that customers will not engage in this practice, which could have a material adverse effect on our business.

We depend on our key personnel

    Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel. Although some of our executive officers participate in our executive employment policy, none of our officers is a party to an employment agreement. Any officer or employee can terminate his or her relationship at any time. If we lose the services of one or more of our key employees or are unable to attract additional qualified personnel, our business would be adversely affected. We do not carry key-person life insurance for any of our employees.

We depend on the Internet and Internet infrastructure development

    Our success depends in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. In addition, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

Risks related to the Year 2000 Problem

    The Year 2000 problem stems from the use of a two digit date to represent the year (for example, 85 = 1985) in computer software and firmware. As a result, many currently installed computer systems are not capable of distinguishing dates beginning with the Year 2000 from dates prior to the Year 2000. As a result, computer systems or applications used by many companies in a wide variety of industries may experience operating difficulties unless the systems or applications are modified to process adequately information related to the date change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of decisions to purchase products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, our business could be materially adversely affected.

    We recognize the need to ensure our operations will not be adversely impacted by Year 2000 issues. We have put into place a comprehensive Year 2000 Risk Management initiative that is adequately funded, staffed and managed. This initiative's scope covers both our IT systems and non- IT systems and addresses all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA). Our internal inventory audit was completed January 1999. Due to our acquisition of Cohesive, we expanded the independent review of our Year 2000 assessment. The review was completed in the third quarter of 1999. Due to recently entering into a definitive agreement to acquire Service Metrics, Inc., we will perform an independent review of their Year 2000 program. The review will be completed by December 1999.

    We have determined that our Internet Data Center equipment is currently Year 2000 compliant. We will continue to monitor vendors and suppliers for the remainder of the year. Likewise, based on the on-going assessment relative to our current software service offerings, we believe that the current versions of these products are Year 2000 compliant. We have reviewed, and continue to review, internal management information and other systems in order to identify and modify those products, services or systems to ensure that they remain Year 2000 compliant. We have completed a preliminary assessment of the Year 2000 compliance of Cohesive's internal management information and other systems. Based on our assessment to date, we believe that our internal management information and other systems and Cohesive's internal management information and other systems are Year 2000 compliant. We do not foresee any significant issues with internal IT and internal non-IT systems remaining Year 2000 compliant throughout the remainder of the year.

    Our Year 2000 initiative also addresses vendor relationships (both IT and non-IT) and their readiness/preparedness relating to Year 2000 issues. IT vendors include software providers, hardware providers, service providers, off the shelf software publishers and IT consultants. Non-IT providers include electric power suppliers, vendors of uninterruptable power supplies and generators, telecommunications service providers, business partners, facilities maintainers and other non-IT service contractors. In the event that third parties cannot provide us with products, services or systems that are Year 2000 compliant on a timely basis, our business could be materially adversely affected. To date, we have not discovered nor do we anticipate any material issues with vendors and service providers. Evaluation of vendor Year 2000 preparedness is an on-going process. As our Year 2000 evaluation does not evaluate our vendors' vendors nor our vendors' customer base viability issues, we will be developing contingency plans to address specific vendor/service provider concerns. Our contingency plans were completed by September 30, 1999. To minimize our risk, effective November 15, 1999 through January 4, 2000, we have instituted a freeze on the introduction of new technology, new software versions and new configurations. During this period, we will utilize only hardware currently approved for production.

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

    We have established procedures for evaluating and managing the risks and costs associated with the Year 2000 problem. Funding and execution for this initiative is within our existing business units and operating budgets and is not viewed as material. Based on our current assessment, we believe the costs, excluding employee personnel time and effort and unanticipated liabilities, to resolve Year 2000 issues should not exceed $900,000 of which we have incurred approximately $650,000 through September 30, 1999. We further estimate that the time and effort required of our personnel to resolve Year 2000 issues will not be material.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In October 1999, our Board of Directors approved an amendment to the Rights Agreement dated January 27, 1999 between us and BankBoston, N.A., as rights agent. The amendment provides an exception to the definition of "Acquiring Person" for FMR Corp. and its associates and affiliates. Currently under the rights agreement, an "Acquiring Person" is a person that owns 15% or more of our outstanding common stock. Under the amendment, FMR Corp. will not be considered an "Acquiring Person" unless it owns 20% or more of our outstanding common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    On October 26, 1999, we entered into a definitive agreement to acquire Service Metrics, Inc. for approximately $280 million in Exodus common stock and options to purchase Exodus common stock, subject to adjustment depending on the price of Exodus common stock at the time of closing. Service Metrics is a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of web sites. We expect to close this acquisition before the end of 1999 and to account for it as a pooling of interests.

    Effective December 1, 1999, K.B. Chandrasekhar, our Chairman of the Board of Directors, will no longer be an employee of the Company. He will continue to serve as a member of the Board of Directors as the chairman.

    In August 1999, we named William R. Yeack Executive Vice President, Professional Services.

    In October 1999, we named Beverly Brown Executive Vice President and Chief Marketing officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit
 No.                           Description of Exhibit
------  --------------------------------------------------------------------
10.68   Capacity Purchase Agreement between Exodus and Global Crossing USA Inc.
        dated August 27, 1999.*

 27.1   Financial Data Schedule

* Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with a triple asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

b. Reports on Form 8-K

    On August 11, 1999, we filed a report on Form 8-K announcing the consummation of the acquisition of Cohesive Technology Solutions, Inc. on July 27, 1999.

EXODUS COMMUNICATIONS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS COMMUNICATIONS, INC.

(Registrant)

By:	/s/ Ellen M. Hancock

Ellen M. Hancock
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 1999

By:	/s/ Richard. S. Stoltz

Richard S. Stoltz
Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer and Chief Accounting Officer)

Date: November 12, 1999