Form 10-Q/A
period 1999-09-30
EXODUS COMMUNICATIONS INC
filed 2000-01-18
CIK 1013740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

    The number of shares outstanding of the issuer's common stock, par value $0.001, as of November 8, 1999 was 170,452,310 shares.

The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended September 30, 1999, as set forth below and in the pages attached hereto:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit
 No.                           Description of Exhibit
------  --------------------------------------------------------------------
10.68   Capacity Purchase Agreement between Exodus and Global Crossing USA Inc.
        dated August 27, 1999.

 27.1   Financial Data Schedule (1)

(1) Previously filed.

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

Date: January 14, 2000

By:	/s/ Richard. S. Stoltz

Richard S. Stoltz
Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer and Chief Accounting Officer)

Date: January 14, 2000