Form 10-K
period 1999-12-31
EXODUS COMMUNICATIONS INC
filed 2000-03-30
CIK 1013740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-23795

EXODUS COMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0403076
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2831 Mission College Blvd.
Santa Clara, California    95054
(Address of Principal Executive Offices including Zip Code)

(408) 346-2200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Preferred Stock Purchase Rights
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

As of February 29, 2000
Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of such stock:	$24,288,598,381
Number of shares of Common Stock outstanding:	184,356,527

DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: portions of the registrant's proxy statements for its 2000 annual meeting of stockholders are incorporated by reference.

EXODUS COMMUNICATIONS, INC.

1999 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 4A: Executive Officers of Registrant

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Consolidated Financial Statements and Schedule

EXODUS COMMUNICATIONS, INC.

PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K entitled "Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in the forward-looking statements. The forward- looking statements in this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward- looking statements statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which could occur after the filing of this Form 10-K. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

ITEM 1. BUSINESS

The Company

Exodus Communications is a leading provider of complex Internet hosting for enterprises with mission-critical Internet operations. We offer sophisticated system and network management solutions, along with technology professional services to provide optimal performance for customers' Web sites. Exodus delivers its services from geographically distributed, state-of-the-art Internet Data Centers that are connected through a high-performance dedicated and redundant backbone network. Our tailored solutions are designed to integrate with existing enterprise systems architectures and to enable customers to outsource the monitoring, administration and optimization of their equipment, applications and overall Internet operations. As of December 31, 1999, we had over 2,200 customers under contract and managed over 27,000 customer servers worldwide. Our customers represent a variety of industries, ranging from Internet leaders, to major enterprise customers. Yahoo!, USA TODAY.com, weather.com , priceline.com, British Airways and Nordstrom are just a few of the growing number of companies selecting Exodus as their complex Web hosting provider.

Internet usage is growing rapidly and businesses are increasing the breadth and depth of their Internet product and services offerings. These Internet operations are mission-critical for Internet-centric businesses and are becoming increasingly mission-critical for many enterprises. In order to ensure the quality, reliability, availability and redundancy of these mission-critical Internet operations, corporate IT departments must make substantial investments in facilities, personnel, equipment and networks which must be continuously upgraded to reflect changing technologies and must rapidly scale as the enterprise grows. This recurring and significant investment is an inefficient use of resources and, as a result, a significant need exists for outsourcing arrangements that can increase performance, provide continuous operation of Internet solutions and reduce Internet operating expenses. We believe a significant opportunity exists for a highly focused company to provide a combination of server hosting, Internet connectivity and managed and professional services that will enable reliable, high performance for mission- critical Internet operations.

Exodus offers an integrated portfolio of solutions that provide customers with a scalable, secure and high-performance platform for the development, deployment and proactive management of mission-critical Internet operations. Our server hosting and Internet connectivity services are offered through our Internet Data Centers' redundant backbone network of multiple high speed OC-3 and OC-12 lines, along with our public and private network interconnections. We continue to upgrade our network in order to accommodate expected traffic growth. Our Managed Services include performance monitoring, site management reports, data backup, content delivery and management services, security services and Professional Services. These services provide the foundation for high performance, availability, scalability and reliability of customers' mission- critical Internet operations. In addition, we integrate best-of-breed technologies from leading vendors with our industry expertise and proprietary technology.

Our objective is to become the leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. To achieve this objective, we intend to:

  Position Exodus as the leader in this market
  Focus on enhancing systems and network management, Internet technology services and professional services
  Accelerate our global expansion
  Leverage our expertise to address new market opportunities
  Continue to establish strategic relationships for distribution and technology

We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996, and introduced Managed Services in 1997 and Professional Services in 1998. We currently operate Internet Data Centers located in nine metropolitan areas in the United States: Atlanta, Austin, Boston, Chicago, Los Angeles, New York, Seattle, Silicon Valley and Washington, D.C. In addition, we opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999, and the second in Tokyo, Japan in December 1999.

We expanded our solutions and services by acquiring providers of Internet technologies-Arca Systems, American Information Systems, Cohesive Technology Solutions, Service Metrics, Global OnLine Japan, and KeyLabs, Inc. In October 1998, we purchased Arca Systems, a provider of advanced network and system security consulting services. In February 1999, to accelerate our launch into the Chicago metropolitan area, we acquired American Information Systems, a regional provider of co-location, Web hosting and professional services. In July 1999, we acquired Cohesive Technology Solutions, a technology professional services organization with expertise in networking, Web applications and technology solutions. In November 1999, we acquired Service Metrics, an Internet monitoring applications and services company. In December 1999, we acquired Global OnLine Japan, an Internet solutions provider, through which we offer complex Web hosting and a range of Managed and Professional Services in the Japanese market. Finally, in February 2000, we acquired KeyLabs, Inc., a provider of e-business testing services.

Services

Exodus' Internet solutions and services are designed to provide enterprises with the high-performance, scalability and expertise they need to optimize their mission-critical Internet operations. We create tailored solutions for our customers based on their unique business and technical requirements, and modify the services as the customers' needs evolve. Our service offerings include server hosting from within Internet Data Centers, network services, Managed Services and Professional Services, including advanced, proprietary security technologies.

Internet Data Centers-Server Hosting Facilities

We deliver our services from geographically distributed, state-of-the-art Internet Data Centers with uninterruptible power supply and back-up generators, fire suppression, raised floors, HVAC, separate cooling zones, seismically- braced racks, 24x7 operations and high levels of physical security. In these facilities, we support leading Internet hardware and software systems vendor platforms, including those from Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, IBM, Microsoft Corporation, Silicon Graphics, Inc. and Sun Microsystems, Inc, as well as network vendor platforms including those from F5 Networks, Inc., Alteon Web Systems, ArrowPoint Communications, Inc., Cisco Systems, Inc., Foundry Networks, AXENT Technologies, Inc. and Check Point Software Technologies, Ltd. This multi-vendor flexibility enables the customer to retain complete control over the technical solution and to integrate Internet operations with existing IT technical architecture. Because mission-critical Internet operations are typically very dynamic and often require immediate hardware and software upgrades to maintain targeted service levels, customers have unlimited 24x7 access to the Internet Data Centers. Additional space and electrical power can be added as needed, ensuring that the customer has access to additional server hosting services.

Based upon their technical requirements, customers can select from shared rack facilities within common cage areas, highly secure cabinets, enclosed cage facilities or vaults. Our server hosting facilities generally include dedicated electrical power circuits to ensure that each customer's electrical power requirements are met.

The following chart summarizes the key features of our current server hosting services:
Service	Description	Benefits
CyberRack	19"or 23" half or full rack Secured environment that is shared by multiple customers	Entry-level service, providing economical solution for customers who do not need dedicated environments

CyberCabinet	Dedicated, locked cabinet , 19"or 23 "	A single rack with the security of a dedicated environment, including dedicated power circuits

Virtual Data Center	Dedicated, locked 7' x 8' cage or customized to order	Flexibility in designing and configuring Internet servers, including space for multiple racks and other customer computing products Dedicated power circuits

ExodusVault	Dedicated, enclosed 8' x 8' or 8' x 12' vault or customized to order
  Additional security for sensitive Internet transactions as required by financial institutions and on-line merchants
  Biometric identification for entry and exit, motion and temperature detectors, cameras, high impact glass, and secured data and electrical lines
  Dedicated power circuits

  Network Services-Internet Connectivity

  Exodus connects its Internet Data Centers through a high-performance, dedicated and redundant backbone network with multiple high speed OC-3 and OC-12 lines, along with our extensive public and private network interconnections. Our Network Services are designed to deliver the scalability, high availability and performance required for high-volume, mission-critical Internet operations. Since our customers' mission-critical Internet operations often experience network traffic spikes due to promotions or events, we have a policy of providing sufficient excess network capacity for our customers.

  To meet customers' requirements of near 100% availability, our network is designed to minimize the likelihood of any single point of failure. Each Internet Data Center has multiple physical fiber paths into the facility. We maintain multiple network links from multiple vendors into each Internet Data Center and regularly check that our fiber backbone is traversing physically separated paths. Customers may also enhance their Internet site's availability by physically duplicating their site at multiple Internet Data Centers, and synchronizing applications and content through our private fiber backbone network. This network architecture optimizes the availability of a customer's site, even in the event of a link failure. To ensure maximum scalability, reliability and performance, we provide customers with scalable bandwidth services ranging from Ethernet (10 megabits per second) connections to Gigabit Ethernet (1000 Megabits per second) connections.

  Our network services are also designed to consistently deliver low-latency and peak network performance. During the fourth quarter of 1999, our peak Internet exchange rate was 7.2 gigabits per second volume of traffic. Our backbone engineering personnel continuously monitor traffic patterns and congestion points throughout our network and at our interconnection points, and dynamically reroute traffic flows to optimize end-user response times. We also provide peak network performance by maintaining a large number of direct public and private network interconnections. Our network includes interconnections with over 200 ISPs worldwide.

  Managed Services

  We provide Managed Services to our customers, including detailed monitoring, reporting and management tools to control their hardware, network, software and application environments. Through our system and network management framework, a customer can manage mission-critical Internet operations housed at our Internet Data Centers as well as at their own site. We believe this framework provides an important advantage to enterprises seeking to outsource a portion of their Internet operations and to link the management of the outsourced operations with in-house operations. Our proactive service methodology focuses on identifying and resolving potential problems before they affect an Internet site's availability or performance. Our sophisticated Internet system and network management solutions enable us to identify and to begin to resolve hardware, software, network and application problems, frequently before the customer is even aware that a problem exists.

  The following chart summarizes the key features of our current Managed Services:
Service	Description	Benefits
Managed Monitoring Services (MMS)	A package of 24x7 monitoring and management solutions for system and database applications
  Real time monitoring, notification and reporting for server and database alarms and problems to identify potential problems proactively
  Maximizes availability of customers' mission-critical Internet operations by identifying potential problems proactively
  Offload problem resolution to Exodus (optional)

Site Management Reports	Bandwidth usage reports, graphic and tabular statistics delivered to customers via the Internet on an hourly, daily and semi-monthly basis	Assists in capacity planning and management of network resources

Internet Disaster Recovery
    Tape management services to restore sites after a system failure
    Distributed load balancing services to seamlessly re-route user traffic to an alternate site in the event of a failure
    Exodus acts as value-added reseller of Cisco and F5 Labs, Inc. products, primarily routers, hubs and switching equipment, in connection with server hosting services
Maximizes the availability of customers' applications; provides additional redundancy in the event of Internet site failure

Exodus Data Vault	Fully-managed on site back-up and restore services provided in partnership with Sun Microsystems, utilizing Veritas NetBackup solution and DLT tape storage technology	Maintains regular data back-up and fast network restore capability for mission-critical Internet sites

Exodus MultiPath Net	Intelligent routing services that geographically distribute end-user requests Provides sophisticated Internet site redundancy	Maximizes availability and performance for Internet sites located across multiple Internet Data Centers Optimizes end-user response time

Exodus MultiPath Site	Site requests intelligently balanced across multiple servers located within a single Internet Data Center	Increases availability and performance for multi-server, mission-critical Internet sites

Managed Firewall Service	Fully managed firewall perimeter security solution	Enhances site security 24x7 proactive monitoring

Vulnerability Scanning	Automated testing for web site weaknesses	Provides notification of potential security vulnerabilities

Intrusion Detection	Detection and notification of hacker attacks	Allows customers to react quickly when their site is being attacked

Exodus ReadyCache Content Distribution Service	Deployment of Inktomi's network caching technology through our network of Internet Data Centers that facilitates the distribution of customer content worldwide
  Improves Web site access performance
  Provides customers with the cost-effective option to geographically distribute their content, thereby enabling them to reach a wider range of their Internet end-users

  We offer Web site Performance Monitoring and Measurement Services that empower our customers to make informed Web site decisions and strengthen branding. The following chart summarizes the key features of our current Web site Performance Monitoring and Measurement Services:
Service	Description	Benefits
SM-WEB	Measures the end-user perspective of Web site performance from a globally distributed network of data collection agents
    Provides end-to-end time performance measurements for diagnosis, analysis, and reporting of site performance problems
    Reports performance trends for up to 13 months, enabling peak period performance monitoring and seasonality analysis
    Supports pager and e-mail notification of performance degradation based upon customer defined thresholds for proactive repair
    Gives customers an understanding of the end-user performance experience on their site, providing guidance for improvements

SM-SCENARIO
    Measures the end-user perspective of Web site transaction process (trades, purchases, etc.) performance from a globally distributed network of data collection agents. SM-SCENARIO emulates an end-user sequence of actions, executes the process steps, and captures the performance of each URL invoked

    Provides performance measurement data for all URLs involved in a site process or transaction
    Identifies poor performing URLs and process flow sequence errors
    Enables Web site problem identification and site performance and process optimization
    Helps customers ensure an efficient and effective process for end-user transactions

SM-WEBPOINT	Provides a real-time measurement of Web site performance from any point in the data collection agent network
    Gives customers real-time performance statistics from a globally distributed network of data collection agents for site diagnostics and repair
    Provides detailed statistics for each object on the measured URL identifying specific elements causing performance degradation
    Helps customers analyze and troubleshoot end-user complaints and trouble tickets on site performance

SM-SOURCETRACKER
    Isolates the performance measurements of specific objects on a Web page. Designed primarily to measure URLs that are dynamically delivered and presented on a site (for example, ad banners, content, scripts)

    Gives customers an ability to measure delivery of specific page elements from third party providers
    Enables accurate measurements of Service Level Agreements (SLAs) from providers of specific page elements

  Professional Services

  We also offer a comprehensive portfolio of Professional Services. We assist our customers in planning their strategies for managing their complex mission- critical Internet operations, transitioning operations to our Internet Data Centers and managing various aspects of their Internet operations. We also provide solutions in architectural design, security design and management, systems and network design, systems and network management and maintenance, and application integration and testing, and system testing. These services can be layered to allow customers to outsource an increasing portion of the management of their Internet operations. The acquisition of KeyLabs enables us to offer an end-to-end Web hosting solution that addresses the architectural design, deployment readiness and optimization of sites, along with ongoing performance management provided by Service Metrics. We plan to leverage KeyLabs' expertise in stress and load testing services to help customers anticipate, identify and resolve performance issues with their e-commerce sites before they go live.

  Customers

  We have established a diversified base of customers in a wide range of industries, including finance, entertainment, high technology, education, healthcare and publishing. As of December 31, 1999, we had over 2,200 customers under contract. The following is a representative list of our Internet Data Center customers. None of these customers individually represented in excess of 10% of revenues in 1999.
Allegrix, Inc.	Franklin Templeton Corp. Services, Inc.	Nordstrom
Athena Health Inc.	Inktomi	Oracle BOL
British Airways	iVillage	pcOrder
Buy.com	KPMG	Petsmart
CompUSA	Live Online	priceline.com
Discovery.com	Lycos, Inc.	Storage Networks
DoubleClick	Macromedia	USA Today.com
Douglas Product, Division of Boeing	MSNBC	Weather.com
Egghead.com	MyPoints.com	Yahoo!
E-Loan	Network Associates	ZDTV
Excite

  Sales and Marketing

  Our sales and marketing objective is to achieve broad market penetration within our target market of enterprises that depend upon the Internet for mission-critical operations. As of December 31, 1999, we employed 413 persons engaged in sales and marketing.

  We sell our services to enterprises directly through our sales force and indirectly through our channel partners. We are actively seeking to increase our sales and distribution capabilities and coverage in the United States and to expand internationally as new Internet Data Centers are installed throughout Europe and Asia Pacific. Currently, most of our sales are derived through the efforts of our direct sales force.

  Sales Force

  Our sales force is organized into four distinct groups, consisting of field sales, strategic accounts, channel sales and telesales, each of which is further divided into geographical regions throughout the United States, Europe, and Asia Pacific. Systems engineers and project managers support our sales force, providing pre- and post-sales support to ensure that customers' services are implemented properly and efficiently.

  Channel Program

  Our channel program includes relationships with many technology companies including Compaq Computer Corporation, Microsoft Corporation, Inktomi Corporation, Andersen Consulting, Whitman-Hart, Inc., Qwest Communications International, Inc., Oracle Corporation, Sun Microsystems, Inc., MCI WorldCom, Inc. and Cisco Systems, Inc. The various levels of channel program partner participation are summarized below:

    Solutions Integrators play a sales representative role for us, and receive a one-time payment, based on the monthly recurring charges from opportunities brought into us. They are typically consultants, independent Web developers, content developers, developers of small-to medium-sized applications and regional VARs.
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

  Marketing

  Our marketing organization is responsible for product marketing management, public relations and marketing communications. Product marketing management includes defining the product roadmap and bringing to market the portfolio of services and programs that will address customer needs. These activities include product strategy and definition, pricing, competitive analysis, product launches, channel program management and product lifecycle management. Public relations focuses on cultivating industry analyst and media relationships with the goal of securing broad media coverage and public recognition of our leadership position in the market for Internet system and network management solutions. We stimulate service demand and brand awareness for Exodus through a broad range of marketing communications, public relations and advertising efforts, as well as through our Web site, www.exodus.net.

  Customer Service

  We offer superior customer service by understanding the technical requirements and business objectives of our customers and by fulfilling their needs proactively on an individual basis. Working closely with our customers, we optimize the performance of our customers' Internet operations, take actions intended to avoid downtime, resolve problems that may arise, and make appropriate adjustments in services as customer needs change over time. To enhance our customer service delivery and increase operating efficiencies 24x7, we operate a Global Response Center, which handles inbound calls, monitoring, and problem resolution for our Internet Data Centers. Partnering with our customers, we also solicit feedback to ensure that we continue to offer the highest quality of service. We use advanced software tools to aid in customer monitoring and service efforts. Many of our customer service personnel have been specifically trained and certified by the vendors of our software tools, including Sun Microsystems, Inc., Microsoft Corporation, Oracle Corporation, Computer Associates and Cisco Systems.

  In coordination with the Sales Project Managers (PM's), we also provide customer service and technical support during the installation phase, including a transition team. Our customer service continues after installation, through Customer Relationship Representatives (CRR's) who are responsible for resolving customer problems.

  In addition, we provide system integration services between the customer's Internet site and legacy systems. After installation, primary customer support is coordinated through our Global Response Center and supported by each Internet Data Center's Network Control Center. These centers are operated 24x7 by engineers who monitor site and network operations, and activate teams to solve problems that arise. To solve complex problems, we draw on the collective expertise at all of our Internet Data Centers, creating a global engineering pool. Our customer service personnel also are available to assist customers whose operations require specialized procedures.

  We employ network engineers and systems administrators who work with customers to design and maintain their Internet operations. Our network engineers and system administrators are trained specialists who support Windows NT, Solaris, Linux and other UNIX platforms. They are also trained to support Cisco and other routers and switches. They also serve as the next level of support for customer issues that cannot be resolved by the Global Response Center. We also employ a group of network engineers who are accountable for designing and operating the dynamic network that connects our Internet Data Centers to each other and the Internet. This group constantly monitors the network design and effectiveness to optimize performance for customers, rerouting traffic as conditions require.

  Our contracts with customers generally cover the provision of services by us for a one-year period and may contain, among other things, various service level warranties. These service agreements entered into prior to August 1997 typically included service level warranties which provided that, if we failed to provide Internet Data Center services to a customer for more than 24 consecutive hours, a customer's account would be credited for the charges the customer paid for services it did not receive during period affected. Between August 1997 and July 1998, our service agreements typically included service level warranties which provided that, if we fail to provide Internet Data Center services to a customer for more than two consecutive hours, the customer's account would be credited for one day of service and, if for more than eight consecutive hours, one week of service, with each customer limited to one credit per month. Since July 1998, our service agreements have typically included service level warranties which provide that, if we fail to provide Internet Data Center services to a customer for more than 15 minutes, the customer's account would be credited for one day of service, up to a maximum of seven days in any month. In addition, we provide additional credits for packet loss and transmission latency. Certain customers have received more favorable terms than those described above.

  As of December 31,1999, we employed 466 persons dedicated to customer service and network engineering.

  Network Design

  Comprising the Exodus Network is a global backbone, high performance network architecture and industry-leading public and private interconnect arrangements. Our high performance, dedicated, and redundant backbone network connects all of our Internet Data Centers using multiple high-speed OC-3, and OC-12 lines which virtually eliminate the risk of a single point of failure.

  Our high-performance IP network is designed to provide the highest possible availability and reliability for our customers' Internet operations. The network comprises our Internet Data Centers that are interconnected by a high-performance backbone network and that are connected to the Internet through public and private interconnections. Within each Internet Data Center, a virtual LAN environment provides redundant, high-speed internal connectivity.

  Our Internet Data Centers are located near most of the major Internet exchange points ("IXPs") and are connected to their local IXPs by multiple OC-3 and OC-12 lines, provisioned by local exchange carriers, such as Teleport Communications Group Inc., MFS Communications Company, Inc., Brooks Fiber Properties, Inc. and the Regional Bell Operating Companies. These links to the local exchange points, combined with private exchanges with ISPs, connect the customers' traffic to the Internet.

  In order to provide a high level of redundancy, performance and capacity, along with real-time content replication or caching across our Internet Data Centers, we have multiple OC-3 and OC-12 lines. We engineer our backbone with a geographically diverse fiber path to provide high availability, even in the event of a link failure. We regularly upgrade our network in order to accommodate expected traffic growth. For customers with servers located at multiple Internet Data Centers, we provide dynamic response time and load balancing technologies for optimal routing of traffic.

  Within each Internet Data Center, we deploy a virtual LAN environment to increase reliability and performance and to provide customers with redundant connectivity to our backbone and the Internet. We place OC-3 and OC-12 lines on different routers to avoid any single points of failure. We also use a combination of public and private interconnections to achieve fast and reliable delivery of content. We have private and public interconnections with more than 200 ISPs. We also have a presence at each of the major U.S. IXPs.

  We will continue to work with ISPs to establish direct private interconnections at each of our Internet Data Centers, thus enhancing content delivery. Our broad combination of public and private interconnections provides customers with the reliability and redundancy that they need to ensure their content reaches its intended destination. We seek to provide significant unutilized network capacity for our LAN, WAN and public and private interconnections to allow for spikes in demand or line outages.

  Product Development

  Our product development group is responsible for evaluating and integrating best-of-breed technologies to enhance our service offerings that support the customers' mission-critical Internet operations. We are also developing proprietary technologies that will be integrated with these best-of- breed technologies. We believe that establishing relationships with technology leaders enable us to leverage these enterprises' research and development expertise. These relationships enable us to gain quicker access to innovative technologies and thus provide more creative value-added solutions for our customers. As of December 31, 1999, we employed 95 persons in product development.

  We incurred product development expenses of $1.6 million in 1997, $3.5 million in 1998 and $8.9 million in 1999.

  Competition

  Our market is intensely competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. Many companies have announced that they intend to begin providing or greatly expanding their service offerings to be competitive with our services. The principal competitive factors in this market include:

    ability to deliver services when requested by the customer
    Internet system engineering and other technical expertise
    customer service
    network capability, reliability, quality of service and scalability variety of services offered
    access to network resources, including circuits, equipment and interconnection capacity to other networks broad geographic presence
    price
    ability to maintain and expand distribution channels
    brand name recognition
    timing of introductions of new services
    network security
    financial resources

  There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our current and potential competitors in the market include:

    providers of server hosting services
    national, foreign and regional ISPs
    global, regional and local telecommunications companies and Regional Bell Operating Companies
    IT outsourcing firms
    other technology services and products companies

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

  Employees

  As of December 31, 1999, Exodus had 1,710 employees, including 413 employees in sales and marketing, 95 employees in product development, 466 employees in customer service and network engineering, 443 employees in professional services, and 293 employees in finance and administration. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. The competition for personnel is intense, and there can be no assurance that we will be able to identify, attract and retain personnel in the future. None of our employees is represented by a labor union, and management believes that our employee relations are good. See "Factors Affecting Future Results-We must manage growth effectively by expanding operating and financial procedures, controls or our business will be harmed" and "Factors Affecting Future Results-Our future success depends on our key personnel."

  ITEM 2. PROPERTIES

  Properties

  Our executive offices are located in Santa Clara, California and consist of approximately 150,000 square feet that are leased pursuant to an agreement that expires in 2008. We lease the facilities for our current Internet Data Centers in the following metropolitan areas and specific cities, which cover an aggregate of approximately 1,600,000 gross square feet and expire in the years indicated below:
Metropolitan Area	City and State	Lease Expiration
Silicon Valley	Santa Clara, CA	2002
	Santa Clara, CA	2008
	Santa Clara, CA	2009
	Santa Clara, CA	2009
New York	Jersey City, NJ	2007
	Weehawken, NJ	2011
Seattle	Seattle, WA	2007
	Seattle, WA	2009
Los Angeles	Irvine, CA	2007
	El Segundo, CA	2009
Washington, D.C.	Herndon, VA	2004
	Sterling, VA	2009
Boston	Waltham, MA	2011
	Waltham, MA	2011
Chicago	Oak Brook, IL	2010
London	Park Royal, UK	2023
Austin	Austin, TX	2011
Atlanta	Lithia Springs, GA	2011
Tokyo	Tokyo, Japan	2000

  Most of our leases provide for a renewal option upon the expiration of the initial term. We currently maintain sales offices in unutilized space in our Internet Data Centers. We intend to expand domestically and internationally. We have recently entered into leases for our additional site in the Los Angeles metropolitan area, which covers approximately 103,000 square feet and expires in 2015, and one in the Toronto metropolitan area, which covers approximately 160,000 square feet and expires in 2013.

  ITEM 3. LEGAL PROCEEDINGS

  We are not a party to any material legal proceedings.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

  ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

  Executive Officers

  The following table sets forth information regarding our executive officers:
Name	Age	Position
Ellen M. Hancock	56	Chief Executive Officer, President and Director
Beverly Brown	55	Executive Vice President, Chief Marketing Officer
R. Marshall Case	41	Executive Vice President, Finance and Chief Financial Officer
Herbert Dollahite	48	Executive Vice President, Customer Services and Support and Quality
James J. McInerney	47	Executive Vice President, Engineering
Sam S. Mohamad	40	Executive Vice President, Worldwide Sales
William R. Yeack	41	Executive Vice President, Professional Services
Adam W. Wegner	34	Senior Vice President, Legal and Corporate Affairs, General Counsel and Secretary

  Ellen M. Hancock has served as our President since March 1998 and our Chief Executive Officer since September 1998 and has been a director since April 1998. She also served as the acting Vice President, Marketing of Exodus from July 1998 to October 1998. From July 1996 to July 1997, she served as Executive Vice President for Research and Development and Chief Technology Officer of Apple Computer, Inc. From September 1995 to May 1996, Mrs. Hancock served as an Executive Vice President and Chief Operating Officer of National Semiconductor Corporation. From 1966 to February 1995, she served in various staff, managerial and executive positions at International Business Machines Corporation, most recently as Senior Vice President and Group Executive. Mrs. Hancock is also a director of Colgate-Palmolive Company and Aetna Inc. She holds a B.A. degree in mathematics from The College of New Rochelle and an M.A. degree in mathematics from Fordham University.

  Beverly Brown has served as our Executive Vice President, Chief Marketing Officer since October 1999. From June 1996 to October 1999, she served as President and Chief Executive Officer of DataMan Software, Inc. From February 1994 to May 1996, she served as an Executive Vice President for Praxis International, Inc., where she was responsible for sales, marketing, business development and professional services. From December 1992 to January 1994, Ms. Brown served as Vice President, Marketing for the INGRES business unit of The ASK Group. Ms. Brown is also a director of SEEC, Inc. She holds a B.S. degree in chemistry/biology from LadyCliff College.

  R. Marshall Case has served as our Executive Vice President, Finance and Chief Financial Officer since January 2000. From February 1998 until January 2000, he served as Executive Vice President and Chief Financial Officer of Auspex Systems, Inc. From September 1997 until February 1998, he served as Vice President Finance and Administration of Viking Freight Inc., a division of FDX. From November 1995 until September 1997, he served as Vice President Financial Planning and Analysis of Amdahl Corporation. Mr. Case previously served as Executive Vice President, Martin Marietta Overseas Corporation and held a variety of increasingly responsible financial management positions while at General Electric Corporation for 12 years. Mr. Case holds a B.S. in Accounting from the State University of New York.

  Herbert Dollahite has served as our Executive Vice President, Customer Services and Support and Quality since November 1998, and served as our Vice President, Quality from June 1998 to November 1998. From August 1994 to June 1998, he served as Senior Engineer/Scientist II, Senior Manager, Central Quality, Director, Integration Quality, and Senior Director, Global Quality Engineering for Apple Computer, Inc. Dr. Dollahite holds a B.S. degree in Engineering from Cornell University, an M.B.A. degree from University of Virginia and a Ph.D. degree in Computer Science from the University of Alabama- Huntsville.

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

  Sam S. Mohamad has served as our Executive Vice President, Worldwide Sales since December 1998 and as our Vice President, Worldwide Sales from February 1997 to December 1998. From March 1996 to January 1997, he served as Vice President of Sales and Marketing of Genuity, Inc., a provider of data center products and services. From 1987 to February 1996, Mr. Mohamad held various positions at Oracle Corporation, most recently as Vice President of Direct Sales and Marketing.

  William R. Yeack has served as our Executive Vice President, Professional Services since August 1999. Mr. Yeack has served as General Manager, North America and Corporate Vice President of Marketing for Synon, Inc. from 1996 to August 1999. From 1994 to 1996, Mr. Yeack was President of Tandem Services Company and Director of Tandem Computers. Mr. Yeack holds B.S.B.A. and M.B.A. degrees from Ohio State University.

  Adam W. Wegner has served as our Senior Vice President, Legal and Corporate Affairs since February 2000 and our General Counsel and Secretary since July 1997 and served as our Vice President from October 1998 until January 2000. From January 1995 until July 1997, he was an attorney with the law firm of Fenwick & West LLP. Mr. Wegner holds a B.A. degree in political science from the University of Pennsylvania and a J.D. degree from the Georgetown University Law Center.

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

                     Quarter                         High       Low
------------------------------------------------- ---------- ----------
1999:
  Fourth Quarter...............................      $91.81     $31.03
  Third Quarter................................       43.41      26.91
  Second Quarter...............................       29.99      15.35
  First Quarter................................       18.75       7.53

1998:
  Fourth Quarter...............................       $8.35      $2.42
  Third Quarter................................        6.11       2.13
  Second Quarter...............................        5.99       3.82
  First Quarter (commencing March 19, 1998)....        3.57       3.40

  As of February 29, 2000, the number of stockholders of record was 1,037. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

  We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

  Sales of Unregistered Securities.

  On December 8, 1999, we sold $500.0 million principal amount of our 4 3/4% convertible subordinated notes due July 15, 2008 for approximately $486.3 million (after underwriting discounts) through a private offering within the United States to qualified institutional buyers. Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley & Co, Incorporated were the initial purchasers of the notes. The sale and issuance of the notes was exempt from registration as a transaction not involving any public offering, in compliance with Section 4(2) of the Securities Act of 1933. The notes are convertible into our common stock at any time at a conversion rate of 14.2034 shares per $1,000 principal amount of notes.

  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years in the three- year period ended December 31, 1999, and the consolidated balance sheet data as of December 31, 1998 and 1999, are derived from consolidated financial statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1995, 1996 and 1997, and the consolidated statement of operations data for the years ended December 31, 1995 and 1996, are derived from consolidated financial statements that have been audited by KPMG LLP that are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

  In the following tables and in this document, "EBITDA" represents earnings (loss) before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges. EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles. In addition, EBITDA may not be comparable to other similarly titled information from other companies. However, our management believes that EBITDA is an additional meaningful measure of performance and liquidity. With respect to the captions entitled "Deficiency of earnings available to cover fixed charges", earnings consist of income (loss) before provision for income taxes plus fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense we believe to be representative of interest.

                                          Years Ended December 31,
                              ---------------------------------------------------
                                1995      1996      1997      1998       1999
                              --------- --------- --------- --------- -----------
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues.....................   $1,408    $3,130   $12,408   $52,745    $242,140
                              --------- --------- --------- --------- -----------
Costs and expenses:
 Cost of revenues............    1,128     2,990    16,868    61,578     197,231
 Marketing and sales.........    1,056     2,734    12,702    29,034      75,809
 General and administrative..      427     1,056     5,983    16,058      42,951
 Product development.........       70       444     1,647     3,507       8,869
 Amortization of goodwill and
  intangible assets..........      --        --        --        141       9,438
 Merger costs................      --        --        --        --        5,058
                              --------- --------- --------- --------- -----------
   Total costs and expenses...   2,681     7,224    37,200   110,318     339,356
                              --------- --------- --------- --------- -----------
   Operating loss............   (1,273)   (4,094)  (24,792)  (57,573)    (97,216)
Interest income..............      --         68       193     7,157      15,928
Interest expense.............      (38)     (107)     (699)  (16,900)    (49,035)
                              --------- --------- --------- --------- -----------
   Net loss..................   (1,311)   (4,133)  (25,298)  (67,316)   (130,323)
 Cumulative dividends and
  accretion on redeemable
  convertible preferred
  stock......................      --        --     (1,413)   (2,014)      --
                              --------- --------- --------- --------- -----------
   Net loss attributable to
    common stockholders......  ($1,311)  ($4,133) ($26,711) ($69,330)  ($130,323)
                              ========= ========= ========= ========= ===========
Basic and diluted net loss
  per share(1)...............   ($0.12)   ($0.27)   ($1.73)   ($0.55)     ($0.78)
                              ========= ========= ========= ========= ===========
Shares used in computing
 basic and diluted net loss
 per share (1)...............   10,524    15,312    15,428   125,808     167,924
                              ========= ========= ========= ========= ===========
Consolidated Statement of
 Cash Flows Data:
Net cash used for operating
 activities..................    ($461)  ($3,116) ($15,518) ($47,312)   ($46,726)
Net cash used for investing
 activities..................      (69)   (3,877)  (23,864)  (92,757)   (390,085)
Net cash provided by
 financing activities........      692    10,545    45,937   285,814   1,296,216
Other Data:
EBITDA (2)...................  ($1,208)  ($3,633) ($20,274) ($41,945)   ($44,738)
Depreciation and
 amortization................       65       461     3,429    13,024      50,820
Capital expenditures.........       69     3,499    22,489    44,564     283,468
Deficiency of earnings
 available to cover fixed
 charges (3).................   (1,311)   (4,133)  (25,298)  (67,316)   (130,323)

                                            As of December 31,
                              ---------------------------------------------------
                                1995      1996      1997      1998       1999
                              --------- --------- --------- --------- -----------
                                              (in thousands)
Consolidated Balance Sheet
Data:
Cash and cash equivalents....     $163    $3,715   $10,270  $156,015  $1,015,960
Restricted cash equivalents
 and investments.............      --        378     1,753    45,614      35,390
Working capital (deficiency).   (1,170)    1,892    (3,707)  124,636     942,659
Total assets.................      840     8,289    40,973   298,798   1,742,890
Equipment loans, line of
 credit facilities and
 capital lease obligations,
 less current portion........      141     1,449    15,135    27,284      48,696
Convertible subordinated
 notes.......................      --        --         --        --     749,800
Senior Notes.................      --        --         --   200,000     776,231
Total stockholders' equity
 (deficit)...................   (1,140)   (5,234)  (30,600)   24,277      17,615

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

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward- looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include those set forth under "- Factors Affecting Future Results."

  Overview

  We are a leading provider of complex Internet hosting for enterprises with mission-critical Internet operations. We offer sophisticated system and network management solutions, along with technology professional services to provide optimal performance for customers' Web sites. We deliver our services from our geographically distributed, state-of-the-art Internet Data Centers that are connected through a high-performance Internet backbone network.

  We are the successor to a Maryland corporation that was formed in August 1992 to provide computer-consulting services. We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced Managed Services in 1997 and Professional Services in 1998. We have derived most of our revenues from customers for whom we provide these services. Many of our Internet Data Center customers initially purchase a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and many of these customers purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have minimum terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation, certain professional services and for equipment they purchase from us.

  We opened our first Internet Data Center in the Silicon Valley metropolitan area in August 1996. Since that time, we have opened 16 additional domestic Internet Data Centers in the metropolitan areas of New York (March 1997 and September 1999), Silicon Valley (August 1997, June 1998 and June 1999), Seattle (September 1997 and June 1999), Los Angeles (October 1997 and September 1999), Washington, D.C. (December 1997 and May 1999), Boston (July 1998 and December 1999), Chicago (April 1999), Austin, Texas (November 1999) and Atlanta (December 1999). In addition, we opened our first Internet Data Center outside of the United States in London in June 1999. In December 1999, we acquired Global OnLine Japan Co., Ltd. of Tokyo, Japan, which has an Internet Data Center located in Tokyo. The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See "Factors Affecting Future Results-Our substantial leverage and debt service obligations adversely affect our cash flow" and "-Liquidity and Capital Resources" below.

  On October 2, 1998, we purchased substantially all of the assets, including customer agreements, and assumed certain liabilities of Arca Systems, Inc. ("Arca"), a wholly owned subsidiary of Cyberguard Corporation. Arca, which has been in business for more than 10 years, is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. Arca operates as a wholly owned subsidiary of ours. Total consideration paid, including direct acquisition costs, aggregated approximately $5,800,000. The acquisition was accounted for as a purchase and the results of Arca's operations have been included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $5,000,000 and was attributed primarily to workforce in place ($2,500,000) and goodwill ($2,400,000). These amounts are being amortized on a straight-line basis over periods ranging from 2 to 10 years.

  On February 1, 1999, we purchased all of the capital stock of American Information Systems, Inc ("AIS"). AIS provides co-location services as well as professional services. Total consideration paid, including direct acquisition costs, aggregated approximately $20,500,000. The acquisition was accounted for as a purchase with the results of AIS' operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $18,700,000 and was attributed primarily to goodwill ($15,000,000), customer lists ($3,200,000) and assembled workforce ($500,000). These amounts are being amortized on a straight- line basis over periods ranging from 5 to 7 years.

  On July 27, 1999, we completed our acquisition of Cohesive Technology Solutions, Inc. ("Cohesive"). Cohesive offers a variety of services including network design and development, Internet-based and application development and information technology strategy and project management. Pursuant to the exchange ratios applied in the acquisition, we issued 1,600,796 shares of our common stock and paid approximately $50,000,000 in cash and assumed options to purchase a total of 408,712 shares of our common stock for a total purchase price of approximately $112,000,000. Of the cash consideration, $10,000,000 was deposited in an escrow account to secure and collateralize the indemnification obligations of Cohesive stockholders to Exodus and certain affiliates of Exodus. The acquisition was accounted for as a purchase with the results of Cohesive's operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $107,900,000 and was attributed primarily to goodwill ($69,300,000), customer lists ($32,300,000) and workforce in place ($6,300,000). These amounts are being amortized on a straight-line basis over periods ranging from 5 to 8 years.

  In connection with the Cohesive purchase, we announced plans to consolidate seven professional services practice offices of Cohesive in August 1999. We determined that the consolidation of these offices would maximize efficiencies of the combined entity. As such, we recorded a restructuring charge of $923,000 in 1999, which is included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. This charge includes approximately $689,000 for lease termination and other related office closure costs and $234,000 in severance and other employee benefits. As of December 31, 1999, the remaining restructuring reserve balance was approximately $550,000. We expect to complete the restructuring activities in the third quarter of fiscal year 2000.

  We completed our merger with Service Metrics, Inc. ("SMI") on November 23, 1999. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if we and SMI had always been combined. In connection with the merger, we incurred one-time expenses of approximately $4,100,000, which are included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. SMI is a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of Web sites. Under the terms of the agreement, the former shareholders and option holders of SMI common stock received shares and options of Exodus common stock at the rate of approximately 0.252 shares of Exodus common stock for each share of SMI common stock. We issued a total of approximately 6,300,000 shares of Exodus common stock in exchange for all outstanding shares of SMI common stock and reserved approximately 750,000 shares of common stock for issuance upon the exercise of SMI options we assumed pursuant to the agreement.

  On December 17, 1999, we acquired 85% of the common stock of Global Online Japan co., Ltd. ("GOL") of Tokyo, Japan. GOL operates its own nation- wide backbone network and provides such services as web design, e-commerce solutions, co-location, and system integration. We issued 415,296 shares of Exodus common stock and paid approximately $12,000,000 in cash for a total purchase price of approximately $36,000,000. As we have a majority share of 85% in GOL, we have consolidated GOL's results of operation with its results of operations for the year ended December 31, 1999. The acquisition was accounted for using the purchase method of accounting with the results of GOL's operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $33,800,000 and was attributed primarily to goodwill ($31,300,000), customer lists ($1,300,000) and workforce in place ($1,200,000). These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years.

  On July 1, 1998, we issued $200,000,000 of 11 1/4% Senior Notes due 2008 for aggregate net proceeds of approximately $193.4 million (net of discounts to the initial purchasers and offering expenses). Interest is payable semiannually on January 1 and July 1 each year. On June 22, 1999, we issued an additional $75,000,000 of Senior Notes due 2008 at 100.50% plus accrued interest, if any, from June 22, 1999, for aggregate net proceeds of approximately $73.2 million (net of offering expenses). Interest is payable semi-annually on January 1 and July 1 of each year. On December 8, 1999, we issued $375,000,000 and Euro 125,000,000 of 10 3/4% Senior Notes due 2009 for aggregate net proceeds of approximately $486 million (net of offering expenses). Interest is payable semiannually on June 15 and December 15 of each year.

  On March 3, 1999, we issued $250,000,000 of 5% Convertible Subordinated Notes due March 15, 2006 for aggregate net proceeds of approximately $242.1 million (net of offering expenses). The convertible notes are convertible into our common stock at a conversion rate of 87.5704 shares per $1,000 principal amount of convertible notes, subject to adjustment in certain events and at each holder's option. Interest on the convertible notes is payable on March 15 and September 15 of each year. On December 8, 1999, we issued $500,000,000 of 4 3/4% Convertible Subordinated Notes due July 15, 2008 for aggregate net proceeds of approximately $485 million (net of offering expenses). These convertible notes are convertible into our common stock at a conversion rate of 14.2034 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. Interest is payable on January 15 and July 15 of each year.

  We intend to expand domestically and internationally. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be an, Internet Data Center. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See "Factors Affecting Future Results-Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources".

  Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each fiscal quarter and year. As of December 31, 1999, we had an accumulated deficit of approximately $228.2 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects and us difficult. We intend to invest in new Internet Data Centers and other sites, product development, and sales and marketing programs. We therefore believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management solutions, we encounter risks, expenses and difficulties that affect our business and prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or that we will sustain profitability. See "Factors Affecting Future Results -Our short operating history and heavy losses make our business difficult to evaluate".

  In March 2000, we entered into a definitive agreement to make a $637.5 million investment in the common stock of Mirror Image Internet, Inc. ("Mirror Image"), a provider of content distribution services. $75.0 million of the investment will be paid in cash, with the balance of the consideration consisting of 3,758,268 shares of our common stock. We agreed to register the resale of those shares. This agreement is expected to close by May 2000. We also entered into a commercial agreement to offer Mirror Image's content distribution services and to deploy Mirror Image Content Access Point architecture throughout our Internet Data Center network.

  Results of Operations for the Years Ended December 31, 1997, 1998 and 1999

  The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31, 1997, 1998 and 1999. The information for the years ended December 31, 1997, 1998 and 1999 has been derived from our audited consolidated financial statements included in this Form 10-K. This information should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K. The operating results in any periods are not necessarily indicative of the results to be expected for any future period.

                                                 Years Ended December 31,
                                            --------------------------------
                                               1997       1998       1999
                                            ---------- ---------- ----------

Revenues..................................      100.0%     100.0%     100.0%
                                            ---------- ---------- ----------
Costs and expenses:
  Cost of revenues........................      135.9%     116.8%      81.4%
  Marketing and sales.....................      102.4%      55.0%      31.3%
  General and administrative..............       48.2%      30.4%      17.7%
  Product development.....................       13.3%       6.6%       3.7%
  Amortization of goodwill and
   intangible assets......................        0.0%       0.3%       3.9%
  Merger costs............................        0.0%       0.0%       2.1%
                                            ---------- ---------- ----------
    Total costs and expenses..............      299.8%     209.1%     140.1%
                                            ---------- ---------- ----------
    Operating loss........................    (199.8%)   (109.1%)    (40.1%)
Interest income...........................        1.6%      13.6%       6.6%
Interest expense..........................      (5.7%)    (32.0%)    (20.3%)
                                            ---------- ---------- ----------
    Net loss..............................    (203.9%)   (127.5%)    (53.8%)
                                            ========== ========== ==========

  Revenues

  Our revenues consist of (1) monthly fees from customer use of Internet Data Center sites, network services and managed services, including professional services and use of equipment and software provided by us, (2) revenues from sales or rentals of third-party equipment to customers and (3) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues, other than installation fees, equipment sales to customers and certain professional services, are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when the services are rendered.

  Our revenues increased 325% from $12.4 million in 1997 to $52.7 million in 1998 and increased an additional 359% to $242.1 million in 1999. This growth in service revenues was primarily the result of opening our Internet Data Centers, increases in the number of new customers, increases in revenues from existing customers, and increases in revenues arising from our managed service and professional service offerings.

  Cost of Revenues

  Our cost of revenues is comprised of the costs for salaries and benefits for our customer service and operations personnel (customer service personnel, network engineers and professional services personnel), depreciation and amortization, rent, consultants' fee, our network and local telecommunications circuits, interconnections to other networks, repairs and utilities related to our Internet Data Centers and other sites and costs of third-party equipment sold or rented to customers.

  Cost of service revenues increased 265% from $16.9 million in 1997 to $61.6 million in 1998 and increased an additional 220% to $197.2 million in 1999. Our cost of service revenues as a percentage of revenues decreased from 136% in 1997 to 117% in 1998 and declined to 81% in 1999. The year-to-year increases in cost of service revenues in absolute dollars were primarily the result of increased costs associated with hiring additional employees and consultants, including professional services employees hired in connection with our business combinations, traffic on our network and to other networks, increased depreciation due to capital expenditures related to the buildout and expansion of Internet Data Centers, increased rent, and increased utilities and other costs related to the opening and expanding of Internet Data Centers. The year-to-year decrease in cost of service revenues as a percentage of revenues primarily resulted from revenues from new and existing Internet Data Centers increasing faster than related costs of revenues. We expect that cost of revenues will continue to increase in absolute dollars.

  Marketing and Sales

  Our marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses.

  Our marketing and sales expenses increased 129% from $12.7 million in 1997 to $29.0 million in 1998 and increased an additional 161% to $75.8 million in 1999. Our marketing and sales expenses as a percentage of revenues decreased from 102% in 1997 to 55% in 1998 and to 31% in 1999. The year-to-year increases in marketing and sales expenses in absolute dollars were primarily the result of increased compensation and related expenses associated with hiring additional marketing and sales personnel, including employees hired in connection with our business combinations, and increased expenses related to branding campaigns for expanding marketing programs in connection with our expansion of our operations. These expanded operations include the number and scope of our Internet system and network management solutions.. The year-to-year decrease in marketing and sales expenses as a percentage of revenues was primarily due to revenues growing faster than marketing and sales expenses over that time period. We expect that marketing and sales expenses will continue to increase in absolute dollars.

  General and Administrative

  Our general and administrative expenses are primarily comprised of salaries and benefits for our administrative and management information systems personnel, consulting fees, recruiting fees and travel expenses.

  Our general and administrative expenses increased 168% from $6.0 million in 1997 to $16.1 million in 1998 and increased an additional 167% to $43.0 million in 1999. Our general and administrative expenses as a percentage of revenues decreased from 48% in 1997 to 30% in 1998 and to 18% in 1999. The year-to-year increases in general and administrative expenses in absolute dollars were primarily the result of increased compensation expenses associated with additional hiring of general and administrative personnel, including employees hired in connection with our business combinations, costs for consultants and professional services providers, increased recruiting expenses, higher depreciation and increased rent and related expenses due to entering into additional operating leases. The decrease in general and administrative expenses as a percentage of revenues was primarily due to revenues growing faster than general and administrative expenses. We expect that general and administrative expense will continue to increase in absolute dollars.

  Product Development

  Our product development expenses consist primarily of salaries and benefits for our product development personnel and fees paid to consultants.

  Our product development expenses increased 113% from $1.6 million in 1997 to $3.5 million in 1998 and increased an additional 153% to $8.9 million in 1999. Our product development expenses as a percentage of revenues decreased from 13% in 1997 to 7% in 1998 and to 4% in 1999. The year-to-year increases in product development expenses in absolute dollars were primarily the result of the hiring of additional product development personnel to support our expanded service offerings. The year-to-year decrease in product development expenses as a percentage of revenues resulted from revenues growing faster than product development expenses. We expect that product development expenses will continue to increase in absolute dollars.

  Amortization of Goodwill and Intangible Assets

  As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca in October 1998, AIS in February 1999, Cohesive in July 1999, and GOL in December 1999. In connection with those acquisitions, we have recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was $141,000 in 1998 and $9.4 million in 1999. These intangibles are being amortized on a straight-line basis over periods ranging from 2 to 10 years. We expect amortization related to goodwill and other intangible assets will continue to increase in absolute dollars.

  Merger Costs

  Merger costs generally comprise one-time charges related to our acquisitions of complementary businesses. In 1999, we incurred approximately $5.1 million in merger costs related to the acquisitions of Service Metrics in November 1999 and Cohesive in July 1999.

  Net Interest Expense

  Our net interest expense increased from $506,000 in 1997 to $9.7 million in 1998 and to $33.1 million in 1999. The increase in net interest expense from 1997 to 1998 was primarily the result of interest expenses associated with the $200 million of 11 1/4% senior notes which were issued July 1, 1998, substantially increased borrowings as we entered into equipment loans and lease agreements to finance the construction of our Internet Data Centers, and working capital lines of credit to finance working capital for our operations offset in part by increased interest income related to the additional cash raised in the $200 million senior notes financing. The increase in net interest expenses from 1998 to 1999 was primarily due to the $250 million of 5% convertible subordinated notes issued March 3, 1999, the $200 million and $75 million of 11 1/4% senior notes issued July 1, 1998 and June 22, 1999, respectively, the $375 million and Euro 125 million 10 3/4% senior note financing and the $500 million 4 3/4% convertible note financing which occurred on December 8, 1999 and increased borrowings as we entered into equipment loans and lease agreements to finance the construction of our Internet Data Centers. Interest expense for 1999 was partially offset by increased interest income in 1999 as a result of cash raised in our $200 million and $75 million senior notes financings and our $250 million convertible note financing, along with our $375 million and Euro 125 million 10 3/4% senior note financing and our $500 million 4 3/4% convertible note financing which occurred on December 8, 1999. We expect that net interest expense will continue to increase as we incur interest expenses associated with our $375 million and Euro 125 million 10 3/4% senior note financing and our $500 million 4 3/4% convertible note financing for the full year, enter into additional equipment leases and loans, obtain additional borrowings and long term debt and experience reduced interest income as a result of the decline in our cash reserves to fund working capital and other uses.

  EBITDA

  Our loss before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other non-cash charges ("EBITDA") was $20.3 million in 1997, $41.9 million in 1998 and $44.7 million in 1999. The year-to-year increases in the level of EBITDA losses were primarily due to increased expenditures needed to support our growth in operations, including salaries and benefits for additional employees, network costs, rent, utilities and other costs related to the increase in the number of our Internet Data Centers as well as increased marketing and sales expenses, general and administrative expenses, consulting fees and professional services.

  Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

  Liquidity and Capital Resources

  From inception through December 31, 1999, we have financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, our senior notes offerings in July 1998, June 1999 and December 1999, our convertible subordinated notes offerings in March 1999 and December 1999, and through various types of equipment loans and lease lines and working capital lines of credit. At December 31, 1999, our principal source of liquidity was approximately $1.0 billion in cash and cash equivalents. In addition, due to our senior notes offering in December 1999, we also have the right to issue up to $100.0 million of additional senior notes on or prior to December 15, 2000. As of December 31, 1999, our outstanding bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and senior and convertible notes were approximately $1.6 billion. See Notes 4 and 6 of Notes to Consolidated Financial Statements.

  Since we began to offer server-hosting services in 1995, we have had significant negative cash flows from operating activities. Net cash used for operating activities for the year ended December 31, 1999 was $46.7 million, primarily due to net losses and increases in accounts receivable and prepaid expenses and other assets, offset in part by depreciation and amortization and increases in accounts payable, accrued expenses and accrued interest payable. This compares to net cash used for operating activities for the year ended December 31, 1998 of $47.3 million which was primarily due to net losses and an increase in accounts receivable, offset in part by depreciation and amortization and an increase in accrued interest payable. Net cash used for operating activities for the year ended December 31, 1997 was $15.5 million, primarily due to net losses.

  Net cash used for investing activities for the year ended December 31, 1999 was $390.6 million primarily due to capital expenditures for the continued construction of Internet Data Centers, the acquisitions of AIS, Cohesive, and Global Online, and telecommunication and software licensing agreements. This compares to net cash used for investing activities for the year ended December 31, 1998 of $92.8 million which was due to capital expenditures for the construction of Internet Data Centers and the acquisition of Arca and an increase in restricted cash equivalents and investments. Net cash used for investing activities for the year ended December 31, 1997 was $23.9 million primarily due to capital expenditures for the construction of Internet Data Centers.

  Net cash provided by financing activities for the year ended December 31, 1999 was approximately $1.3 billion, primarily due to the proceeds from our issuance of $250 million and $500 million convertible subordinated notes offerings in March and December 1999, respectively, and our $75 million senior notes offering in June 1999 and $375 million and Euro 125 million senior notes offerings in December 1999. This compares to net cash provided by financing activities for the year ended December 31, 1998 of $285.8 million which was primarily due to our $200 million senior notes offering in July 1998, the proceeds from equipment loans and line of credit facilities and our initial public offering of common stock in March 1998. Net cash provided by financing activities for the year ended December 31, 1997 was $45.9 million, primarily due to the proceeds from our issuance of redeemable convertible preferred stock and warrants and the proceeds from equipment loans and line of credit facilities.

  As of December 31, 1999, we had commitments under capital leases and under noncancellable operating leases of $57.5 million and $390.4 million, respectively, through 2012. In addition, in August 1999 we entered into capacity purchase agreements with Global Crossing USA, Inc. The agreements provide for a total potential outlay of approximately $105.0 million for fiber capacity and related maintenance covering approximately 25 years. As of December 31, 1999 we had expended $19.0 million.

  We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. We have a $10 million line of credit with a financial institution that is primarily used for letters of credits required to obtain facilities for operating activities. We expect to finance capital expenditures primarily through the remaining net proceeds from the 11 1/4% senior notes issued in June 1999 and our 10 3/4% senior notes and 4 3/4% convertible subordinated notes issued in December 1999, existing and future equipment loans and lease lines of credit, and issuances of additional debt and other financing activities. We believe our currently estimated working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and short-term investments, cash from sales of services and proceeds from debt financings and existing and future equipment financing lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See "Factors Affecting Future Results-Our rapid expansion produces a significant strain on our business".

  In December 1999, $200,000 principal amount of our 5% convertible subordinated notes due March 15, 2006 were converted into 17,514 shares of our common stock. In March 2000, holders of an aggregate of approximately $160.0 million principal amount of our 5% convertible subordinated notes due March 15, 2006 converted the notes into approximately 14,000,000 shares of our common stock. We made aggregate payments of approximately $3,200,000 to the holders in connection with these conversions. Also, holders of an additional approximate $18.0 million principal amount of our 5% convertible subordinated notes due March 15, 2006 converted the notes into approximately 1,600,000 shares of our common stock. We did not make any payments in connection with these conversions.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending December 31, 2001.

  Factors Affecting Future Results

  Our short operating history and heavy losses make our business difficult to evaluate

  Our limited operating history makes evaluating our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. Due to our short operating history, our business model is still evolving. We have incurred operating losses and negative cash flows each fiscal quarter and year since 1995. Our accumulated deficit was approximately $228.2 million at December 31, 1999. We anticipate continuing to make significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.

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
    the timing of expansion of existing Internet Data Centers and completion of new Internet Data Centers, including obtaining necessary permits and adequate public utility power;
    the introduction by third parties of new Internet and networking technologies;
    changes in our pricing policies and those of our competitors;
    fluctuations in bandwidth used by customers; and
    licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries.

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

  Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources

  The expansion of our network through the opening of additional Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have 17 Internet Data Centers located in nine metropolitan areas of the United States: Atlanta, Austin, Boston, Chicago, Los Angeles, New York, Seattle, Silicon Valley and Washington, D.C. In June 1999, we opened our first Internet Data Center outside of the United States in the London metropolitan area. In December 1999, we acquired GOL, which has an Internet Data Center located in Tokyo. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install telecommunications circuits and equipment and Internet Data Center facilities, and establish additional interconnections with Internet service providers. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

  We expect to expend substantial resources for leases and/or the purchase of real estate, significant improvements of facilities, purchase of complementary businesses, assets and equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support and sales and marketing personnel with the establishment of each new Internet Data Center. Moreover, we expect to make additional significant investments in sales and marketing and the development of new services as part of our expansion strategy. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

  In general, it takes us at least six months to select the appropriate location for a new Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. Expenditures commence well before the Internet Data Center opens, and it takes an extended period for us to approach break-even capacity utilization. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We incur further expenses from sales personnel hired to test market our services in markets where there is no Internet Data Center. Growth in the number of our Internet Data Centers is likely to increase the amount and duration of losses. In addition, if we do not attract customers to new Internet Data Centers in a timely manner, or at all, our business would be materially adversely affected.

  We compete with much larger companies and there are few barriers to entry, and if we cannot compete effectively, we will lose business

  Our market is intensely competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. Many companies have announced that they intend to begin providing and/or greatly expand their service offerings that are competitive with our services. The principal competitive factors in this market include:

    the ability to deliver services when requested by the customer;
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

  Our market is new and our services may not be generally accepted by enterprises looking to outsource their mission-critical Internet operations, which could harm our operating results

  The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. We currently incur costs greater than our revenues. If we cannot retain or grow our customer base, we will not be able to increase our sales and revenues or create economics of scale to offset our fixed and operating costs. Our future growth depends on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be adversely affected. In addition, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings and delivery.

  Our substantial leverage and debt service obligations adversely affect our cash flow

  We have substantial amounts of outstanding indebtedness, primarily from our 10 3/4% senior notes, 4 3/4% convertible subordinated notes, 11 1/4% senior notes, and our 5% convertible subordinated notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of, our debt when due. As of December 31, 1999, we had debt of approximately $1.6 billion. We also have the right to issue additional 10 3/4% senior notes on or prior to December 15, 2000 in an aggregate principal amount not to exceed $100.0 million. In addition, we expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and to obtain additional long term debt, working capital lines of credit and lease lines. We cannot be certain that any financing arrangements will be available.

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

  We are subject to restrictive covenants in our note indentures that limit our flexibility in managing our business

  Our senior notes and convertible subordinated notes contain various restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios and comply with covenants restricting our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

  In addition, a number of instruments evidencing our debt restrict the manner in which the funds raised in our debt financings and debt incurred in the future may be used.

  We must manage growth effectively by expanding operating and financial procedures, controls and systems or our business will be harmed

  We are experiencing, and expect to continue experiencing, rapid growth with respect to the building of our Internet Data Centers and network infrastructure, acquisitions of assets and companies, expansion of our service offerings, geographic expansion, expansion of our customer base and increases in the number of employees. This growth has placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. This expansion also requires significant time commitment from our senior management and places a significant strain on their ability to manage the existing business. In addition, we are required to manage multiple relationships with a growing number of third parties as we seek to complement our service offerings. Our ability to manage our growth effectively will require us to continue to expand operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. We have recently hired many key employees and officers, and as a result, our entire management team has worked together for only a brief time. In addition, we intend to hire additional senior management personnel to support our growth and expansion of our business. If our executives are unable to manage growth effectively, our business could be materially adversely affected.

  We may experience difficulty in integrating our recent acquisitions which could harm our operating results

  In October 1998 we acquired the assets of Arca, in February 1999 we acquired AIS, in July 1999 we acquired Cohesive, in November 1999 we merged with SMI, and in December 1999 we acquired GOL. Furthermore, in February 2000, we completed our acquisition of KeyLabs. We continue to expend resources integrating Cohesive, SMI, and KeyLabs and the personnel hired in connection with acquisitions. As we acquire additional companies, we will incur additional expenses.

  We believe that our future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. After purchasing a company, we could have difficulty in assimilating that company's technology, personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, future acquisitions by us may require us to issue stock that could dilute the ownership of our then existing stockholders, incur additional debt or assume liabilities, result in large one-time write-offs or create goodwill or other intangible assets that could result in amortization expenses.

  System failures could lead to significant costs

  We must protect our network infrastructure, our equipment, and customers' equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, failure of any of our telecommunications providers, such as MCI WorldCom, Qwest Communications Corporation and Global Crossing, to provide consistent data communications capacity, and local exchange carriers to provide interconnection agreements, could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, temporary loss of power, and failure of networking equipment, all of which led to short-term degradation in the level of performance of our network or temporary unavailability of our services. We attempt to limit exposure to system downtime by contract by giving customers a credit of free service for a short period of time for disruptions. However, customers may demand additional remedies. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover those expenses.

  Customer satisfaction with our services is critical to our success

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

  Our ability to expand our network is unproven and will require substantial financial, operational and management resources

  To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We are dependent on MCI WorldCom, Qwest, Global Crossing and other telecommunications providers for our network capacity. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, customer demand could diminish because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

  We depend on network interconnections provided by third parties who may raise their fees or deny access

  We rely on a number of public and private network interconnections to allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue their interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any networks, many of which are significantly larger than we are, from increasing fees or denying access. In the future, networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers' access to their networks. In this event, we may not be able on a cost-effective basis to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be harmed.

  Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets

  A component of our strategy is to expand into international markets. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999 and acquired an Internet Data Center in Tokyo through our acquisition of GOL in December 1999. Furthermore, we plan to open additional international Internet Data Centers by the end of 2000. In order to expand our international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

  We might not be successful in our attempts to keep up with rapid technological change and evolving industry standards

  Our future success will depend on our ability to offer services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to, or compatible with, our business. In addition, we may not be able to incorporate advances on a cost-effective and timely basis. Moreover, technological advances may have the effect of encouraging our current or future customers to rely on in-house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead time.

  We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors. Although we work with various vendors in testing newly developed products, these products may not be compatible with our infrastructure or adequate to address changing customer needs. Any incompatibility would require us to make significant investments to achieve compatibility. Although we intend to support emerging standards, industry standards may not be established or we may not be able to conform timely to new standards. Our failure to conform to a prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on our business.

  System security risks could disrupt our services

  The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services rely on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Our Internet Data Centers have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Exodus or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. As a result, we could become liable to others and lose existing or potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

  We depend on third-party equipment and software suppliers

  We depend on vendors to supply key components of our telecommunications infrastructure and system and network management solutions. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems, Inc. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business would be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance.

  Government regulation and legal uncertainties may harm our business

  Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered enacting Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business.

  We could be held liable for the information disseminated through our network

  The law relating to the liability of online services companies and Internet access providers for information and commerce carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various service or product offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

  Some businesses, organizations and individuals have in the past sent unsolicited commercial e-mail messages through our network or advertising sites hosted at our facilities to a massive number of people. This practice, known as "spamming," has led to some complaints against us. In addition, some ISPs and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, we cannot be sure that customers will not engage in this practice, which could have a material adverse effect on our business.

  Our future success depends on our key personnel

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

  If the Internet and Internet infrastructure development do not continue to grow, our business will be harmed

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

  We face risks associated with protection and enforcement of intellectual property rights

  We rely on a combination of copyright, patent trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. We have very little patented technology that would preclude or inhibit competitors from entering our market. Although we have entered into confidentiality agreements with our employees, contractors, suppliers, distributors and appropriate customers to limit access to and disclosure of our proprietary information, these may prove insufficient to prevent misappropriation of our technology or to deter independent third- party development of similar technologies. In addition, the laws of various foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

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

  Potential risks related to the Year 2000 problem might harm our business

  In many of our recent filings with the Commission, we discussed the nature and progress of our plans to become year 2000 compliant. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology systems and other internal operating systems. Costs directly associated with our year 2000 compliance efforts were not material, amounting to less than $1.0 million. We are not aware of any material problems with our products or services or internal operating systems resulting from year 2000 issues, and we have not received notice of any material year 2000 compliance issues from our external vendors. However, it remains possible that year 2000 problems associated with our systems or our vendors' products may still arise or that we could receive notice of year 2000 problems that have arisen with our vendors' products.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Interest Rate Risk

  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury Notes and certificates of deposit. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. We do not currently have any significant foreign operations and thus are not currently materially exposed to foreign currency fluctuations.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The index to our Consolidated Financial Statements, Financial Statement Schedule, and the Report of the Independent Auditors appears in Part IV of this Form 10-K.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

  PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning our directors required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Proposal No. 1 - Election of Directors."

  The information concerning our executive officers required by this Item is incorporated by reference to Part I, Item 4A, entitled "Executive Officers of the Registrant" of this report.

  The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section in our proxy statement entitled "Section 16 (a) Beneficial Ownership Reporting Compliance."

  ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the sections in our Proxy Statement entitled "Executive Compensation," "Compensation of Directors," "Employment Agreements," and "Compensation Committee Interlocks and Insider Participation."

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning our directors, executive officers and greater than five percent stockholders required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the section in our Proxy Statement entitled "Certain Transactions."

  PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K

  (a) (1) Financial Statements.

  The following Consolidated Financial Statements and Report of Independent Auditors are incorporated by reference to this Form 10-K:

  The consolidated balance sheets for the years ended December 31, 1998 and 1999, and the consolidated statements of operations, statements of stockholders' (deficit) equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 1999, together with the notes thereto.

  (a) (2) Financial Statement Schedule.

  The following financial statement schedule is incorporated by reference to this Form 10-K:

  Schedule II-Valuation and Qualifying Accounts

  (a) (3) Exhibits.

  INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger between Fouress, Inc. and Registrant dated April 26, 1995. (Incorporated by reference to Exhibit 2.01 from the Registrant's Registration Statement on Form S-1 (file No. 333-4469), as amended, declared effective by the Securities and Exchange Commission on March 18, 1998 (the "Form S-1").
2.02	Form of Agreement and Plan of Merger by and between Registrant and Exodus Communications, Inc., a California corporation (Incorporated by reference from Exhibit 2.02 to the Form S-1).
2.03	Agreement and Plan of Reorganization by and among Registrant, Cohesive Technology Solutions, Inc. and Marley Acquisition Corp. dated April 22, 1999. (Incorporated by reference from Exhibit 2.03 to the Registrant's Registration Statement on Form S-4 (File No. 333-79655) declared effective by the SEC on June 28, 1999 (the "June 1999 Form S-4")).
2.04	Amendment to Agreement and Plan of Reorganization by and among Registrant, Cohesive Technology Solutions, Inc. and Marley Acquisition Corp. dated May 28, 1999. (Incorporated by reference from Exhibit 2.04 to the June 1999 Form S-4).
3.01	Registrant's Restated Certificate of Incorporation. (Incorporated by reference from Exhibit 4.01 to Registrant's Registration Statement on Form S-8 (file no. 333-83179) filed with the SEC on July 19, 1999 (the "July 1999 Form S-8")).
3.02	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Delaware Secretary of State on January 28, 1999. (Incorporated by reference from Exhibit 3.02 to Registrant's Registration Statement on Form 8-A filed with the Commission on January 29, 1999 (the "1999 Form 8-A")).
3.03	Registrant's Bylaws. (Incorporated by reference from Exhibit 3.06 to the Form S-1).
4.01	Form of Specimen Certificate for Registrant's Common Stock. (Incorporated by reference from Exhibit 4.01 to the Form S-1).
4.02	Form of 11 1/4% Senior Note due 2008 from 1998 Senior Note offering. (Incorporated by reference from Exhibit 4.02 to Registrant's Registration Statement on Form S-4 (file No. 333-62413) declared effective by the SEC on November 9, 1998 (the "November 1998 Form S-4")).
4.03	Indenture between Exodus Communications, Inc. as Issuer and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated July 1, 1998 related to the Registrant's 11 1/4% Senior Notes due 2008. (Incorporated by reference from Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 1998 Form 10-Q")).
4.04	Rights Agreement dated January 27, 1999 between Registrant and BankBoston, N.A., as Rights Agent. (Incorporated by reference from Exhibit 4.04 to the 1999 Form 8-A).
4.05	Form of Note for Registrant's 5% Convertible Subordinated Notes. (Incorporated by reference from Exhibit 4.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 Form 10-Q").
4.06	Indenture between Registrant as Issuer and Chase Manhattan Bank and Trust Company, National Association as Trustee dated March 1, 1999. (Incorporated by reference from Exhibit 4.06 to the March 1999 Form 10-Q).
4.07	Supplemental Indenture dated June 22, 1999 amending Indenture between Registrant and Chase Manhattan Bank and Trust Company, National Association, as Trustee dated July 1, 1998. (Incorporated by reference from Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "June 1999 Form 10-Q")).
4.08	Form of 11 1/4% Senior Note from 1999 Senior Note offering. (Incorporated by reference from Exhibit 10.67 to the June 1999 Form 10-Q).
4.09	Form of Note for Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008. (Incorporated by reference to Exhibit 4.04 to the Registrant's Registration Statement on Form S-3 filed with the SEC on February 1, 2000 (the "4 3/4% Notes Form S-3")).
4.10	Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated December 1, 1999 related to the Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008. (Incorporated by reference to Exhibit 4.05 to the 4 3/4% Notes Form S-3).
4.11	Form of Note for Registrant's 10 3/4% Senior Dollar Notes due 2009. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-4 filed with the SEC on February 2, 2000 (the "10 3/4% Notes Form S-4")).
4.12	Form of Note for Registrant's 10 3/4% Senior Euro Notes due 2009. (Incorporated by reference to Exhibit 4.12 to the 10 3/4% Notes Form S-4).
4.13	Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as trustee, dated December 1, 1999 related to the Registrant's 10 3/4% Senior Notes due 2009. (Incorporated by reference to Exhibit 4.13 to the 10 3/4% Notes Form S-4).
10.01	Amended and Restated Investors Rights Agreement, dated as of June 25, 1997 between the Registrant and certain investors, as amended December 15, 1997. (Incorporated by reference from Exhibit 10.01 to the Form S-1).
10.02+	Registrant's 1995 Stock Option Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.02 to the Form S-1).
10.03+	Registrant's 1995 Stock Purchase Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.03 to the Form S-1).
10.04+	Registrant's 1997 Equity Incentive Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.04 to the Form S-1).
10.05+	Registrant's 1998 Equity Incentive Plan and related forms of agreements, as amended June 2, 1999. (Incorporated by reference from Exhibit 4.03 to the July 1999 Form S-8).
10.06+	Registrant's 1998 Directors Stock Option Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.06 to the Form S-1).
10.07+	Registrant's 1998 Employee Stock Purchase Plan. (Incorporated by reference from Exhibit 10.07 to the Form S-1).
10.08+	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers, as amended. (Incorporated by reference from Exhibit 10.08 to the Form S-1).
10.09	Facility Lease between Washcop Associates Limited Partnership and the Registrant dated April 18, 1996. (Incorporated by reference from Exhibit 10.09 to the Form S-1).
10.10	Facility Lease between Cal-Harbor II & III Urban Renewal Associates and Registrant dated December 30, 1996, as amended April 29, 1997 and January 27, 1998. (Incorporated by reference from Exhibit 10.10 to the Form S-1).
10.11	Facility Lease between McCandless-San Tomas N. 2 and Registrant dated April 18, 1997. (Incorporated by reference from Exhibit 10.11 to the Form S-1).
10.12	Facility Lease between Sabey Corporation and Registrant dated April 24, 1997. (Incorporated by reference from Exhibit 10.12 to the Form S-1).
10.13	Facility Lease between The Manufacturers Life Insurance Company and Registrant dated June 27, 1997. (Incorporated by reference from Exhibit 10.13 to the Form S-1).
10.14	Facility Lease between JBG/Spring Park Limited Partnership and Registrant dated June 30, 1997. (Incorporated by reference from Exhibit 10.14 to the Form S-1).
10.15	[Reserved.]
10.16	Software License and Marketing Agreement between Computer Associates International, Inc. and the Registrant dated April 1997. (Incorporated by reference from Exhibit 10.16 to the Form S-1).
10.17+	Form of Executive Employment Policy to be entered into between the Registrant and certain officers. (Incorporated by reference from Exhibit 10.17 to the Form S-1).
10.18	Equipment Lease Line of Credit between Transamerica Business Credit Corporation and Registrant dated August 28, 1997. (Incorporated by reference from Exhibit 10.18 to the Form S-1).
10.19	Loan and Security Agreement between Silicon Valley Bank and Registrant dated June 14, 1996, as amended on March 25, 1997, June 13, 1997, November 24, 1997 and December 8, 1997. (Incorporated by reference from Exhibit 10.19 to the Form S-1).
10.20	Loan and Security Agreement among MMC/GATX Partnership No. 1, Transamerica Business Credit Corporation and Registrant dated December 31, 1997. (Incorporated by reference from Exhibit 10.20 to the Form S-1).
10.21	Equipment Lease Line of Credit between Venture Lending & Leasing II, Inc. and Registrant dated December 23, 1997. (Incorporated by reference from Exhibit 10.21 to the Form S-1).
10.22	Equipment Lease Line of Credit Commitment ("Commitment Letter") between Finova Technology Finance, Inc. ("Finova") and Registrant dated December 17, 1997; Master Lease Agreement ("Master Lease") between Finova and Registrant dated December 19, 1997; and Modification to Commitment Letter and Master Lease between Finova and Registrant dated February 6, 1998. (Incorporated by reference from Exhibit 10.22 to the Form S-1).
10.23	Sublease Agreement dated January 12, 1998 between Amdahl Corporation and Registrant. (Incorporated by reference from Exhibit 10.23 to the Form S-1).
10.24+	Nonqualified Stock Option Agreements between Registrant and K.B. Chandrasekhar dated January 27, 1998. (Incorporated by reference from Exhibit 10.24 to the Form S-1).
10.25+	Form of Nonqualified Stock Option Agreement between Registrant and Ellen M. Hancock dated March 10, 1998. (Incorporated by reference from Exhibit 10.25 to the Form S-1).
10.26+	Form of Agreement used to sell stock to certain directors and an officer of the Registrant. (Incorporated by reference from Exhibit 10.26 to the Form S-1).
10.27	Facility Lease between 600 Winter Street, L.L.C. and Registrant, dated as of December 23, 1997. (Incorporated by reference from Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "March 1998 Form 10-Q"). Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request.
10.28	Amendment to Loan and Security Agreement between Silicon Valley Bank and Registrant dated June 14, 1996. (Incorporated by reference from Exhibit 10.28 to the March 1998 Form 10-Q).
10.29	First Amendment to Loan and Security Agreement, dated as of February 20, 1998, by and between the Registrant and MMC/GATX Partnership No. 1 and Transamerica Business Credit Corporation. (Incorporated by reference from Exhibit 10.29 to the March 1998 Form 10-Q as amended).
10.30	Exchange and Registration Rights Agreement among Exodus Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and NationsBanc Montgomery Securities LLC dated July 1, 1998. (Incorporated by reference from Exhibit 10.31 to the June 1998 Form 10-Q).
10.31	Escrow Agreement among Chase Manhattan Bank and Trust Company, National Association, as escrow agent, Chase Manhattan Bank and Trust Company, National Association, as trustee, and Exodus Communications, Inc., dated July 1, 1998. (Incorporated by reference from Exhibit 10.32 to the June 1998 Form 10-Q).
10.32	Purchase Agreement among Exodus Communications, Inc., Goldman, Sachs & Co., Donaldson Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and NationsBanc Montgomery Securities LLC, dated June 26, 1998. (Incorporated by reference from Exhibit 10.33 to the June 1998 Form 10-Q).
10.33	Form of Notice of Debt Offering and Waiver of Registration Rights among the Company and certain holders of stock of the Company. (Incorporated by reference from Exhibit 10.34 to the June 1998 Form 10-Q).
10.34	Amended and Restated Master Loan and Security Agreement between Exodus Communications, Inc. and Transamerica Business Credit Corporation dated June 30, 1998. (Incorporated by reference from Exhibit 10.35 to the June 1998 Form 10-Q).
10.35	Agreement between Cisco Systems Capital Corporation and Exodus Communications, Inc., dated June 1, 1998. (Incorporated by reference from Exhibit 10.36 to the June 1998 Form 10-Q).
10.36*	Qwest Communications Private Line Service Agreement Business Services, between Qwest Communications Corporation and the Registrant, dated as of July 17, 1998. (Incorporated by reference from Exhibit 10.37 to the June 1998 Form 10-Q).
10.37	Consent and Second Amendment to the Second Amended and Restated Investors' Rights Agreement. (Incorporated by reference from Exhibit 10.37 to the November 1998 Form S-4).
10.38	Lease Agreement dated August 31, 1998 between Reynolds Metals Development Company and Registrant. (Incorporated by reference from Exhibit 10.38 to the November 1998 Form S-4).
10.39	Building Lease dated September 22, 1998 between Centerpoint Properties Trust and Registrant. (Incorporated by reference from Exhibit 10.39 to the November 1998 Form S-4).
10.40	Sublease Agreement dated September 4, 1998 between S3, Incorporated and Registrant. (Incorporated by reference from Exhibit 10.40 to the Form S-4).
10.41+	Registrant's 1999 Stock Option Plan and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 (File No. 333-72525), filed with the SEC on February 17, 1999 (the "February 1999 Form S-8")).
10.42+	Form of Non-Plan Stock Option Agreement for option granted to James J. McInerney. (Incorporated by reference to Exhibit 4.06 to the February 1999 Form S-8).
10.43+	Form of Non-Plan Stock Option Agreement for option granted to Susan R. Farber. (Incorporated by reference from Exhibit 4.07 to the February 1999 Form S-8).
10.44+	Offer Letter dated September 30, 1998 between Registrant and Susan Farber. (Incorporated by reference from Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).
10.45	Agreement for Lease dated December 24, 1998 among Helios (Park Royal) Limited, Lloyds Bank PLC, Exodus Internet Limited, and Registrant. Certain exhibits to this agreement have been omitted from this filing and will be furnished supplementally to the Securities and Exchange Commission upon request. (Incorporated by reference from Exhibit 10.45 to the 1998 Form 10-K).
10.46	First Amendment to Lease Agreement dated January 1999 between Washcop Associated Limited Partnership and Registrant. (Incorporated by reference from Exhibit 10.46 to the 1998 Form 10-K).
10.47	First Amendment of Lease dated December 4, 1998 between David A. Sabey and Sandra L. Sabey and Registrant. (Incorporated by reference from Exhibit 10.47 to the 1998 Form 10-K).
10.48*	Worldcom Data Services (Revenue Plan) effective February 1, 1999 between Worldcom Technologies, Inc. and Registrant. (Incorporated by reference from Exhibit 10.48 to the March 1999 Form 10-Q).
10.49	Building Lease dated January 29, 1999 between Registrant and G&I Walsh. (Incorporated by reference from Exhibit 10.49 to the March 1999 Form 10-Q).
10.50	Building Lease dated January 29, 1999 between Registrant and Talus Corporation. (Incorporated by reference from Exhibit 10.50 to the March 1999 Form 10-Q).
10.51*	Capacity Sales Agreement effective February 23, 1999 between MFS Cableco (Bermuda) Limited and Registrant. (Incorporated by reference from Exhibit 10.51 to the March 1999 Form 10-Q).
10.52	Building Lease dated March 26, 1999 between Registrant and Lincoln- RECP CM-ES OPCO, LLC. (Incorporated by reference from Exhibit 10.52 to the March 1999 Form 10-Q).
10.53	First Amendment to Lease Agreement dated April 4, 1999 between Registrant and Amdahl Corporation. (Incorporated by reference from Exhibit 10.53 to the March 1999 Form 10-Q).
10.54	Purchase Agreement dated February 25, 1999 among Registrant, Goldman, Sachs & Co., BancBoston Robertson Stephens Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Hambrecht & Quist LLC. (Incorporated by reference from Exhibit 10.54 to the March 1999 Form 10-Q).
10.55	Registration Rights Agreement dated March 1, 1999 among Registrant, Goldman, Sachs & Co., BancBoston Robertson Stephens Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Hambrecht & Quist LLC. (Incorporated by reference from Exhibit 10.55 to the March 1999 Form 10-Q).
10.56*	Worldcom Capacity Access Service Agreement effective March 1, 1999 between Worldcom Technologies, Inc. and Registrant. (Incorporated by reference from Exhibit 10.56 to the March 1999 Form 10-Q).
10.57	Agreement to lease dated June 18, 1999 and associated exhibits between Helios Limited, Lloyds Bank PLC, Exodus Internet Limited and Registrant. (Incorporated by reference from Exhibit 10.57 to the June 1999 Form 10-Q).
10.58	Building lease dated June 8, 1999 between Talus and Registrant. (Incorporated by reference from Exhibit 10.58 to the June 1999 Form 10-Q).
10.59	Building lease dated June 4, 1999 between G&I Walsh and Registrant. (Incorporated by reference from Exhibit 10.59 to the June 1999 Form 10-Q).
10.60	Building lease dated June 30, 1999 between Cameron Road Corporate Park, Ltd. and Registrant. (Incorporated by reference from Exhibit 10.60 to the June 1999 Form 10-Q).
10.61	Building lease dated June 7, 1999 between 100 TCD Associates Limited Partnership and TW Conroy 2 LLC and Registrant. (Incorporated by reference from Exhibit 10.61 to the June 1999 Form 10-Q).
10.62	Building lease dated April 30, 1999 between Reynolds Metals Development Company and Registrant. (Incorporated by reference from Exhibit 10.62 to the June 1999 Form 10-Q).
10.63	Loan modification agreement dated May 6, 1999 between Silicon Valley Bank and Registrant. (Incorporated by reference from Exhibit 10.63 to the June 1999 Form 10-Q).
10.64	Purchase agreement dated June 17, 1999 between Goldman, Sachs & Co. and Registrant. (Incorporated by reference from Exhibit 10.64 to the June 1999 Form 10-Q).
10.65	Exchange and registration rights agreement dated June 22, 1999 among Goldman, Sachs & Co. and Registrant. (Incorporated by reference from Exhibit 10.65 to the June 1999 Form 10-Q).
10.66	[Reserved].
10.67	[Reserved].
10.68	Capacity Purchase Agreement between Exodus and Global Crossing USA, Inc. dated August 27, 1999. (Incorporated by reference from Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the "September 1999 Form 10-Q")).
10.69+	Service Metrics, Inc. 1998 Stock Option Plan. (Incorporated by reference from Exhibit 4.06 to Registrant's Registration Statement on Form S-8 (file no. 333-92745) filed with the SEC on December 14, 1999).
10.70	Purchase Agreement among the Registrant and Goldman Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley & Co. Incorporated dated December 2, 1999 related to the Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008. (Incorporated by reference from Exhibit 4.06 to the 4 3/4% Notes Form S-3).
10.71	Registration Rights Agreement among the Registrant and Goldman Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Morgan Stanley & Co. Incorporated dated December 1, 1999 related to the Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008. (Incorporated by reference from Exhibit 4.07 to the 4 3/4% Notes Form S-3).
10.72	Purchase Agreement among Registrant, Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., PaineWebber Incorporated and Morgan Stanley & Co. Incorporated dated December 2, 1999 related to the Registrant's 10 3/4% Senior Notes due 2009. (Incorporated by reference to Exhibit 10.72 to the 10 3/4% Notes Form S-4).
10.73	Exchange and Registration Rights Agreement among Registrant, Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., PaineWebber Incorporated and Morgan Stanley & Co. Incorporated dated December 1, 1999 related to the Registrant's 10 3/4% Senior Notes due 2009. (Incorporated by reference to Exhibit 10.73 to the 10 3/4% Notes Form S-4).
10.74+	Registrant's 1999 Stock Option Plan, as amended through January 24, 2000.
10.75+	Offer Letter dated October 5, 1999 between Registrant and Beverly Brown.
10.76+	Loan Agreement dated October 5, 1999 between Registrant and Beverly Brown.
10.77+	Promissory Note of Beverly Brown dated November 5, 1999.
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG LLP, independent auditors.
24.01	Power of Attorney. (See Part IV of this report).
27.01	Financial Data Schedule.

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

  (b) Reports on Form 8-K.

  On October 12, 1999, we filed an amended report on Form 8-K under Item 7 to provide required financial information pertaining to our acquisition of Cohesive Technology Solutions, Inc. ("Cohesive") on July 27, 1999. We filed the following financial statements of Cohesive:

      Consolidated Balance Sheets as of December 31, 1997 and 1998
      Consolidated Statements of Operations for the years ended December 31, 1996 and 1997 and 1998
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998
      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998
      Notes to Consolidated Financial Statements
      Unaudited Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999
      Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 and 1999
      Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1999
      Notes to Unaudited Condensed Consolidated Financial Statements

  In addition, we also filed the following pro forma financial information:
      Unaudited pro forma combined condensed balance sheet as of March 31, 1999
      Unaudited pro forma combined condensed statement of operations for year ended December 31, 1998
      Unaudited pro forma combined condensed statement of operations for the three-months ended March 31, 1999
      Notes to unaudited pro forma combined condensed financial statements

  On November 29, 1999, we filed a report on Form 8-K under Items 5 and 7 to announce our intention to raise a total of $500 million through private offerings of senior notes and convertible subordinated notes.

  On November 29, 1999, we filed a report on Form 8-K under Items 5 and 7 to announce our acquisition of Global Online Japan Co. Ltd, an Internet solutions provider based in Tokyo, and to provide financial information related to our acquisition of Service Metrics, Inc. ("SMI"), a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of Web sites, on November 23, 1999. We filed selected supplemental consolidated financial data along with management's discussion and analysis of financial condition and results of operations. We also filed the following financial statements:
      Supplemental Consolidated Balance Sheets as of December 31, 1997 and 1998 and September 30, 1999 (unaudited)
      Supplemental Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998 and the nine months ended September 30, 1998 and 1999 (unaudited)
      Supplemental Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1996, 1997 and 1998 and the nine months ended September 30, 1999 (unaudited)
      Supplemental Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 and the nine months ended September 30, 1998 and 1999 (unaudited)
      Notes to Supplemental Consolidated Financial Statements
      Supplemental Schedule II - Valuation and Qualifying Accounts

  On November 29, 1999, we filed an amended report on Form 8-K under Item 5 to provide additional financial information related to our acquisition of Cohesive Technology Solutions, Inc. We filed unaudited pro forma combined condensed financial statements and notes to unaudited pro forma combined condensed financial statements.

  On December 3, 1999, we filed a report on Form 8-K under Items 5 and 7 announcing that we sold approximately $900 million aggregate gross proceeds of through private offerings of senior notes and convertible subordinated notes.

  (c) Exhibits. See (a) (3) above.

  (d) Financial Statement Schedule. See (a) (2) above.

  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  EXODUS COMMUNICATIONS, INC.

By: /s/ R. Marshall Case	March 29, 2000
R. Marshall Case
Executive Vice President, Finance and Chief Financial Officer

  POWER OF ATTORNEY

       Each person whose signature appears below constitutes and appoints Ellen M. Hancock and R. Marshall Case, jointly and severally, his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
Principal Executive Officer
/S/ ELLEN M. HANCOCK	President and Chief Executive Officer and Director	March 29, 2000
Ellen M. Hancock
Principal Financial Officer and Principal Accounting Officer:
/S/ R. MARSHALL CASE	Executive Vice President, Finance and Chief Financial Officer	March 29, 2000
R. Marshall Case
Additional Directors:
/S/ K.B. CHANDRASEKHAR	Chairman of the Board of Directors	March 29, 2000
K.B. Chandrasekhar
/S/ FREDERICK W.W. BOLANDER	Director	March 29, 2000
Frederick W.W. Bolander
/S/ JOHN R. DOUGERY	Director	March 29, 2000
John R. Dougery
/S/ MARK DUBOVOY	Director	March 29, 2000
Mark Dubovoy
/S/ MAX D. HOPPER	Director	March 29, 2000
Max D. Hopper
/S/ PETER A. HOWLEY	Director	March 29, 2000
Peter A. Howley
/S/ DANIEL C. LYNCH	Director	March 29, 2000
Daniel C. Lynch
/S/ THADEUS J. MOCARSKI	Director	March 29, 2000
Thadeus J. Mocarski
/S/ NAOMI O. SELIGMAN	Director	March 29, 2000
Naomi. O. Seligman

  EXODUS COMMUNICATIONS, INC.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

  REPORT OF KPMG LLP, INDEPENDENT AUDITORS

  The Board of Directors and Stockholders

  Exodus Communications, Inc.:

  We have audited the accompanying consolidated balance sheets of Exodus Communications, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exodus Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  KPMG LLP

  Mountain View, California
  January 25, 2000

  EXODUS COMMUNICATIONS, INC.

  CONSOLIDATED BALANCE SHEETS
  (in thousands, except share and per share data)

                                                               December 31,
                                                          -----------------------
                                                             1998        1999
                                                          ----------  -----------
                            Assets
Current assets:
  Cash and cash equivalents..............................  $156,015   $1,015,960
  Accounts receivable, net of allowance for doubtful
   accounts of $1,821 and $7,577 as of December 31,
   1998 and 1999, respectively...........................     9,653       61,916
  Prepaid expenses and other current assets..............     6,205       15,331
                                                          ----------  -----------
    Total current assets.................................   171,873    1,093,207
Property and equipment, net..............................    68,572      368,239
Restricted cash equivalents and investments..............    45,614       35,390
Goodwill and other intangible assets.....................     4,898      156,002
Other assets.............................................     7,841       90,052
                                                          ----------  -----------
                                                           $298,798   $1,742,890
                                                          ==========  ===========
    Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of equipment loans and line of credit
   facilities............................................   $14,367       $6,897
  Current portion of capital lease obligations...........     5,223       17,162
  Accounts payable.......................................     9,208       60,203
  Accrued expenses.......................................     6,876       42,457
  Accrued interest payable...............................    11,563       23,829
                                                          ----------  -----------
    Total current liabilities............................    47,237      150,548
Equipment loans and line of credit facilities, less
 current portion.........................................    15,695        8,353
Capital lease obligations, less current portion..........    11,589       40,343
Convertible subordinated notes...........................      --        749,800
Senior notes.............................................   200,000      776,231
                                                          ----------  -----------
    Total liabilities....................................   274,521    1,725,275
                                                          ----------  -----------
Commitments and contingencies
Stockholders' (deficit) equity:
  Preferred stock, $0.001 par value: 5,000,000
   shares authorized as of December 31, 1998 and 1999,
   respectively, and no shares issued or outstanding as
   of December 31, 1998 and 1999.........................      --          --
  Convertible preferred stock of Service Metrics, Inc.;
   1,553,158 shares and no shares issued and outstanding
   as of December 31, 1998 and 1999, respectively;
   aggregate liquidation preference of $6,000 and $0 as
   of December 31, 1998 and 1999, repsectively...........     5,961        --
  Common stock, $0.001 par value: 50,000,000 and
   300,000,000 shares authorized as of December 31, 1998
   and 1999, respectively; 161,670,962 and 177,914,376
   shares issued and outstanding as of December 31,
   1998 and 1999, respectively...........................       162          178
  Additional paid-in capital.............................   117,127      247,983
  Deferred stock compensation............................    (1,080)      (2,894)
  Accumulated deficit....................................   (97,893)    (228,216)
  Accumulated other comprehensive income                       --            564
                                                          ----------  -----------
    Total stockholders' equity...........................    24,277       17,615
                                                          ----------  -----------
                                                           $298,798   $1,742,890
                                                          ==========  ===========

  See accompanying notes to consolidated financial statements.

  EXODUS COMMUNICATIONS, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

                                                 Years Ended December 31,
                                            --------------------------------
                                               1997       1998       1999
                                            ---------- ---------- ----------
Revenues..................................    $12,408    $52,745   $242,140
                                            ---------- ---------- ----------
Costs and expenses:
  Cost of revenues........................     16,868     61,578    197,231
  Marketing and sales.....................     12,702     29,034     75,809
  General and administrative..............      5,983     16,058     42,951
  Product development.....................      1,647      3,507      8,869
  Amortization of goodwill and
   intangible assets......................       --          141      9,438
  Merger costs............................       --         --        5,058
                                            ---------- ---------- ----------
    Total costs and expenses..............     37,200    110,318    339,356
                                            ---------- ---------- ----------
    Operating loss........................    (24,792)   (57,573)   (97,216)
Interest income...........................        193      7,157     15,928
Interest expense..........................       (699)   (16,900)   (49,035)
                                            ---------- ---------- ----------
    Net loss..............................    (25,298)   (67,316)  (130,323)
Cumulative dividends and accretion on
 redeemable convertible preferred stock...     (1,413)    (2,014)      --
                                            ---------- ---------- ----------
    Net loss attributable to common
     stockholders.........................   ($26,711)  ($69,330) ($130,323)
                                            ========== ========== ==========

Basic and diluted net loss per share......     ($1.73)    ($0.55)    ($0.78)
                                            ========== ========== ==========
Shares used in computing basic and
 diluted net loss per share...............     15,428    125,808    167,924
                                            ========== ========== ==========

  See accompanying notes to consolidated financial statements.

  EXODUS COMMUNICATIONS, INC.

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE LOSS
  (in thousands)

                               Convertible                                Notes                         Accumu-
                                Preferred                                Receiv-                         lated     Total
                            Stock of Service                    Addi-     able    Deferred               Other     Stock-
                              Metrics, Inc.     Common Stock   tional     from      Stock    Accumu-    Compre-   holders'   Compre-
                           ----------------- ----------------  Paid-In   Stock-    Compen-    lated     hensive  (Deficit)   hensive
                            Shares   Amount   Shares  Amount   Capital   holders   sation    Deficit    Income     Equity      Loss
                           -------- -------- -------- ------- --------- --------- --------- ---------- --------- ---------- ----------
Balances as of December
 31, 1996.................      --       --   15,568     $16      $215     ($186)    $ --     ($5,279)    $ --     ($5,234)
Comprehensive loss:
  Net loss and
  comprehensive loss......      --       --       --       --      --         --       --     (25,298)      --     (25,298)   (25,298)
                                                                                                                            ==========
Issuance of common stock
 in connection with
 exercise of stock
 options and warrants.....      --       --    1,378       1       221        --       --         --        --         222
Repurchase of common
 stock....................      --       --     (408)      --      (12)       12       --         --        --          --
Repayment of notes
 receivable from
 stockholders.............      --       --       --       --      --         34       --         --        --          34
Deferred stock
 compensation related to
 stock option grants......      --       --       --       --    3,482        --    (3,482)       --        --          --
Amortization of deferred
 stock compensation.......      --       --       --       --      --         --     1,089        --        --       1,089
Accrual of cumulative
 dividends on Series C
 and D redeemable
 convertible preferred
 stock....................      --       --       --       --     (750)       --       --         --        --        (750)
Accretion on Series C
 and D redeemable
 convertible preferred
 stock....................      --       --       --       --     (663)       --       --         --        --        (663)
                           -------- -------- -------- ------- --------- --------- --------- ---------- --------- ----------
Balances as of December
 31, 1997.................      --       --   16,538      17     2,493      (140)   (2,393)   (30,577)      --     (30,600)
Comprehensive loss:
  Net loss and
  comprehensive loss......      --       --       --       --      --         --       --     (67,316)      --     (67,316)   (67,316)
                                                                                                                            ==========
Issuance of common stock
 in connection with
 employee stock purchase
 plan and exercise of
 stock options and
 warrants.................      --       --    6,703       7     2,286        --       --         --        --       2,293
Issuance of common stock
 in conjunction with
 initial public offering,
 net of offering costs of
 $7,062...................      --       --   41,000      41    69,777        --       --         --        --      69,818
Issuance of common stock
 to an officer for cash...                       400       --      450        --       --         --        --         450
Issuance of common stock
 and common stock
 warrants.................      --       --       --       --      786        --       --         --        --         786
Issuance of Service
 Metrics, Inc. convertible
 preferred stock..........   3,106    5,961       --       --      --         --       --         --        --       5,961
Issuance of Service
 Metrics, Inc. common
 stock to founders........      --       --    1,132       1         8        --       --         --        --           9
Repayment of notes
 receivable from
 stockholders.............      --       --       --       --      --        140       --         --        --         140
Conversion of redeemable
 convertible preferred
 stock into common
 stock....................      --       --   95,898      96    43,341        --       --         --        --      43,437
Amortization of deferred
 stock compensation.......      --       --       --       --      --         --     1,313        --        --       1,313
Accrual of cumulative
 dividends on Series C
 and D redeemable
 convertible preferred
 stock....................      --       --       --       --     (462)       --       --         --        --        (462)
Accretion on Series C
 and D redeemable
 convertible preferred
 stock....................      --       --       --       --   (1,552)       --       --         --        --      (1,552)
                           -------- -------- -------- ------- --------- --------- --------- ---------- --------- ----------
Balances as of December
 31, 1998.................   3,106    5,961  161,671     162   117,127        --    (1,080)   (97,893)      --      24,277
Comprehensive loss:
 Net loss.................      --       --       --       --      --         --       --    (130,323)      --    (130,323)  (130,323)
 Foreign currency
  translation adjustment..      --       --       --       --      --         --       --         --        564        564        564
                                                                                                                            ----------
  Comprehesive loss.......                                                                                                   (129,759)
                                                                                                                            ==========
Issuance of common stock
 in connection with
 employee stock purchase
 plan and exercise of
 stock options and
 warrants.................      --       --    9,040       9    25,884        --       --         --        --      25,893
Issuance of common stock
 and assumption of stock
 options in connection
 with acquisitions........      --       --    2,015       2    85,929        --       --         --        --      85,931
Issuance of Service
 Metrics, Inc. convertible
 preferred stock..........   2,065    9,476       --       --      --         --       --         --        --       9,476
Conversion of Service
 Metrics, Inc.
 convertible preferred
 stock into common stock..  (5,171) (15,437)   5,171       5    15,432        --       --         --        --          --
Deferred stock
 compensation related
 to stock option grants...      --       --       --       --    3,411        --    (3,411)       --        --          --
Conversion of convertible
 subordinated notes into
 common stock                   --       --       17       --      200        --       --         --        --         200
Amortization of deferred
 stock compensation.......      --       --       --       --      --         --     1,597        --        --       1,597
                           -------- -------- -------- ------- --------- --------- --------- ---------- --------- ----------
Balances as of December
 31, 1999.................      --     $ --  177,914    $178  $247,983     $  --   ($2,894) ($228,216)     $564    $17,615
                           ======== ======== ======== ======= ========= ========= ========= ========== ========= ==========

  See accompanying notes to consolidated financial statements.

  EXODUS COMMUNICATIONS, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                        Years Ended December 31,
                                                   -------------------------------
                                                     1997      1998       1999
                                                   --------- --------- -----------
Cash flows from operating activities:
 Net loss......................................... ($25,298) ($67,316)  ($130,323)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization...................    3,429    13,024      50,881
  Loss on disposal of property and equipment......      --        464       --
  Noncash common stock and warrant expense........      --        786       --
  Amortization of deferred stock compensation.....    1,089     1,354       1,597
  Amortization of debt issuance costs.............      --        846       1,668
  Interest accretion on restricted cash
   equivalents and investments....................      --     (1,088)     (1,365)
  Changes in operating assets and liabilities:
   Accounts receivable............................   (1,316)   (8,306)    (41,072)
   Prepaid expenses and other assets..............     (748)   (4,193)    (13,656)
   Accounts payable...............................    5,089     2,791      48,436
   Accrued expenses...............................    2,237     2,763      24,842
   Accrued interest payable.......................      --     11,563      12,266
                                                   --------- --------- -----------
    Net cash used for operating activities........  (15,518)  (47,312)    (46,726)
                                                   --------- --------- -----------
Cash flows from investing activities:
 Capital expenditures.............................  (22,489)  (44,564)   (283,468)
 Proceeds from sale of property and equipment.....      --        245       --
 Business acquired, net of cash received..........      --     (5,654)    (77,676)
 Release of restricted cash equivalents and
  investments.....................................      --        --       25,045
 Increase in restricted cash equivalents
  investments.....................................   (1,375)  (42,773)    (13,413)
 Other assets.....................................      --        (11)    (41,102)
                                                   --------- --------- -----------
    Net cash used for investing activities........  (23,864)  (92,757)   (390,614)
                                                   --------- --------- -----------
Cash flows from financing activities:
 Proceeds from issuance of redeemable convertible
  preferred stock and warrants....................   23,320     2,176       --
 Proceeds from issuance of Service Metrics, Inc.
  convertible preferred stock.....................      --      5,961       9,477
 Proceeds from issuance of common stock, net......      222    72,530      25,916
 Proceeds from issuance of bridge financing
  convertible notes...............................    3,975       --
 Repayment of notes receivable from stockholders..       34       140       --
 Bank borrowings, net.............................    3,000    (3,000)      --
 Proceeds from sale-leaseback transactions........      932     4,035       1,523
 Payments on capital leases obligations...........     (720)   (3,020)    (11,256)
 Proceeds from equipment loans and line of credit
  facilities......................................   16,480    18,611       --
 Repayment of equipment loans and line of credit
  facilities......................................   (1,306)   (5,019)    (15,601)
 Proceeds from convertible subordinated notes, net
  of offering costs...............................      --        --      727,354
 Proceeds from senior notes, net of discounts and
  offering costs..................................      --    193,400     559,332
                                                   --------- --------- -----------
    Net cash provided by financing activities.....   45,937   285,814   1,296,745
                                                   --------- --------- -----------
Net increase in cash and cash equivalents.........    6,555   145,745     859,405
Effects of exchange rates on cash and cash
 equivalents......................................      --        --          540
Cash and cash equivalents at beginning of year....    3,715    10,270     156,015
                                                   --------- --------- -----------
Cash and cash equivalents at end of year..........  $10,270  $156,015  $1,015,960
                                                   ========= ========= ===========

Supplemental disclosures of cash flow information:
 Cash paid -- interest............................     $699    $4,923     $36,955
                                                   ========= ========= ===========

 Non cash investing and financing activities:
  Assets recorded under capital leases............   $2,700   $12,001     $50,425
                                                   ========= ========= ===========

  Cumulative dividends and accretion on Series C
   and D redeemable convertible preferred stock...   $1,413    $2,014    $  --
                                                   ========= ========= ===========

  Deferred compensation on grants of stock
   options........................................   $3,482    $  --       $3,411
                                                   ========= ========= ===========

  Warrants issued for financing commitments.......     $730    $  --     $  --
                                                   ========= ========= ===========

  Conversion of bridge financing convertible notes
   to redeemable convertible preferred stock......   $3,975    $  --     $  --
                                                   ========= ========= ===========

  Conversion of convertible subordinated notes
   into common stock..............................   $  --     $  --         $200
                                                   ========= ========= ===========

  Conversion of redeemable convertible preferred
   stock to common stock..........................   $  --    $43,437    $  --
                                                   ========= ========= ===========

  Conversion of Service Metrics, Inc. convertible
   preferred stock to common stock................   $  --     $  --      $15,437
                                                   ========= ========= ===========

  Issuance of common stock and assumption of stock
   options in connection with acquisitions........   $  --     $  --      $85,931
                                                   ========= ========= ===========

  See accompanying notes to consolidated financial statements.

  EXODUS COMMUNICATIONS, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (1) Summary of the Company and Significant Accounting Policies

  The Company

  Exodus Communications, Inc. is a leading provider of complex Internet hosting for enterprises with mission-critical Internet operations. The Company offers sophisticated system and network management solutions, along with technology professional services to provide optimal performance for customers' Web sites.

  Basis of Presentation

  The consolidated financial statements include the accounts of Exodus and its majority-owned subsidiaries ("Exodus" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The equity and net loss attributable to minority shareholder interests that related to the Company's subsidiaries are included in the consolidated balance sheets and consolidated statements of operations, respectively, and were not material as of December 31, 1999.

  In November 1999, the Company acquired all outstanding shares of Service Metrics, Inc. ("SMI") common stock (see Note 2). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if SMI and the Company had always been combined. In recording the pooling-of-interests combination, the Company's consolidated statement of operations for the year ended December 31, 1998, has been combined with SMI's statement of operations for the period from May 19, 1998 ("inception") through December 31, 1998. The Company's consolidated statements of operations for the year ended December 31, 1999, have been combined with SMI's statements of operations for that same period. The consolidated balance sheets of the Company as of December 31, 1998 and 1999, have been combined with the balance sheets of Service Metrics as of the same dates.

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

  Revenue Recognition

  The Company's revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services, managed services, and professional services and use of equipment and software provided by the Company, (ii) revenues from sales or rentals of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of the Company's revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. The Company sells third-party equipment to its customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when services are rendered. Revenues from sales or rentals of third-party equipment were less than 10% of total revenues for the years ended December 31, 1997, 1998 and 1999.

  Cash Equivalents and Investments

  Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. As of December 31, 1999, cash equivalents consisted principally of money market funds at several financial institutions.

  The Company classifies its investments as "held-to-maturity." As of December 31, 1999, such investments consisted of U.S. Treasury Notes and are recorded at amortized cost, which approximates fair value.

  The components of restricted cash equivalents and investments are as follows (in thousands):

                                                      December 31,
                                                  -------------------
                                                    1998      1999
                                                  --------- ---------
  United States Treasury Notes:
    Due within one year..........................  $10,733   $13,674
    Due after one year through two years.........   20,594       --
  Money market funds.............................   11,049    15,745
  Cash collateral related to leases..............    3,238     5,971
                                                  --------- ---------
  Total restricted cash equivalents and
    investments..................................  $45,614   $35,390
                                                  ========= =========

  See Notes 4 and 6 for additional information regarding restricted cash equivalents and investments.

  Financial Instruments and Concentration of Credit Risk

  The carrying value of the Company's cash and cash equivalents, investments, accounts receivable, equipment loans and line of credit facilities, and capital lease obligations approximate fair value. The carrying value of the Company's convertible subordinated notes and senior notes approximated fair value as of December 31, 1998. The fair values of the Company's convertible subordinated notes and senior notes based on quoted market prices as of December 31, 1999 were $2,630,794,000 and $795,638,000, respectively.

  Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. The Company's customer base is composed of businesses primarily throughout the United States and also in Europe and Asia Pacific. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

  Property and Equipment

  Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful lives, which are generally three to five years. Equipment recorded under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset.

  Software Development Costs

  The Company capitalizes software development costs incurred to develop certain of the Company's collaborative system management services that are included in the Company's co-location services in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs are capitalized after technological feasibility is achieved; generally upon the development of a working model. To date, software development costs capitalizable under SFAS No. 86 have not been material.

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

  Stock-Based Compensation

  The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Expense associated with stock- based compensation is being amortized consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Goodwill and Other Intangible Assets

  Goodwill and other intangible assets are comprised primarily of amounts recorded in business acquisitions and are included in goodwill and other intangible assets on the accompanying consolidated balance sheets. The goodwill and other intangible amounts related to the acquisitions are being amortized on a straight-line basis over periods ranging from 2 to 10 years (see Note 2).

  Debt Finance Costs

  In connection with its financing arrangements (see Note 4), the Company incurs certain direct, incremental costs from third parties who perform services that assist in the closing of the related transactions. These costs are included in other assets on the balance sheet (see Note 3) and amortized using the effective interest method over the term of the financing.

  Net Loss Per Share

  Basic and diluted net loss per share has been computed by dividing the net loss attributable to holders of common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period (in thousands):

                                                     Years Ended December 31,
                                                  --------- -------------------
                                                    1997      1998      1999
                                                  --------- --------- ---------
  Shares issuable under stock options............   13,672    38,594    62,197
  Shares issuable pursuant to warrants to
   purchase common and redeemable
   convertible preferred stock...................   22,504     1,448       507
  Shares of redeemable convertible
   preferred stock and convertible preferred
   stock on an "as if converted basis" basis.....  272,936     3,106       --
  Shares of convertible subordinated notes
   on an "as if converted" basis.................      --        --     28,977

  Comprehensive Loss

  Accumulated other comprehensive income, as presented in the accompanying balance sheets, consists solely of cumulative translation adjustments.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ending December 31, 2001.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement of position requires companies to capitalize qualifying computer software costs which are incurred in the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. As such, the Company adopted SOP 98-1 effective January 1, 1999. To date, SOP 98-1 has not had a material impact on the Company's financial position, results of operations or cash flows.

  Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation.

    Business Combinations

  Purchase Transactions

  On October 2, 1998, the Company purchased substantially all of the assets, including customer agreements, and assumed certain liabilities of Arca Systems, Inc. ("Arca"), a wholly owned subsidiary of Cyberguard Corporation. Arca, which has been in business for more than 10 years, is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. Arca operates as a wholly owned subsidiary of the Company. Total consideration paid, including direct acquisition costs, aggregated approximately $5,800,000. The acquisition was accounted for as a purchase and the results of Arca's operations have been included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $5,000,000 and was attributed primarily to workforce in place ($2,500,000) and goodwill ($2,400,000). These amounts are being amortized on a straight-line basis over periods ranging from 2 to 10 years.

  On February 1, 1999, the Company purchased all of the capital stock of American Information Systems, Inc ("AIS"). AIS provides co-location services as well as professional services. Total consideration paid, including direct acquisition costs, aggregated approximately $20,500,000. The acquisition was accounted for as a purchase with the results of AIS' operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $18,700,000 and was attributed primarily to goodwill ($15,000,000), customer lists ($3,200,000) and assembled workforce ($500,000). These amounts are being amortized on a straight- line basis over periods ranging from 5 to 7 years.

  On July 27, 1999, the Company completed its acquisition of Cohesive Technology Solutions, Inc. ("Cohesive"). Cohesive offers a variety of services including network design and development, Internet-based and application development and information technology strategy and project management. Pursuant to the exchange ratios applied in the acquisition, the Company issued 1,600,796 shares of Exodus common stock and paid approximately $50,000,000 in cash and assumed options to purchase a total of 408,712 shares of Exodus common stock for a total purchase price of approximately $112,000,000. Of the cash consideration, $10,000,000 was deposited in an escrow account to secure and collateralize the indemnification obligations of Cohesive stockholders to Exodus and certain affiliates of Exodus. The acquisition was accounted for as a purchase with the results of Cohesive's operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $107,900,000 and was attributed primarily to goodwill ($69,300,000), customer lists ($32,300,000) and workforce in place ($6,300,000). These amounts are being amortized on a straight-line basis over periods ranging from 5 to 8 years.

  In connection with the Cohesive purchase, the Company, in August 1999, announced plans to consolidate seven professional services practice offices of Cohesive. The Company determined that the consolidation of these offices would maximize efficiencies of the combined entity. As such, the Company recorded a restructuring charge of $923,000 in 1999, which is included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. This charge includes approximately $689,000 for lease termination and other related office closure costs and $234,000 in severance and other employee benefits. As of December 31, 1999, the remaining restructuring reserve balance was approximately $550,000. The Company expects to complete the restructuring activities in the third quarter of fiscal year 2000.

  On December 17, 1999, the Company acquired 85% of the common stock of Global Online Japan co., Ltd. ("GOL") of Tokyo, Japan. GOL operates its own nation-wide backbone network and provides such services as web design, e- commerce solutions, co-location, and system integration. The Company issued 415,296 shares of Exodus common stock and paid approximately $12,000,000 in cash for a total purchase price of approximately $36,000,000. As the Company has a majority share of 85% in GOL, the Company has consolidated GOL's results of operation with its results of operations for the year ended December 31, 1999. The acquisition was accounted for using the purchase method of accounting with the results of GOL's operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $33,800,000 and was attributed primarily to goodwill ($31,300,000), customer lists ($1,300,000) and workforce in place ($1,200,000). These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years.

  The summary table below, prepared on an unaudited pro forma basis, combines the Company's consolidated results of operations with Arca's, AIS', and Cohesive's results of operations as if each company had been acquired as of January 1, 1997 (in thousands, except per share data). GOL's March 31 fiscal year end differs from the Company's December 31 fiscal year end. As such, fiscal years 1997 and 1998 presented in the table below include GOL's results of operations for the period from April 1, 1997 through March 31, 1998 and from April 1, 1998 though March 31, 1999, respectively. For fiscal year 1999, information presented in the table below includes GOL's results of operations from April 1, 1999 through December 17, 1999, the date of acquisition.

                                                               Years ended
                                                             December 31,
                                                  --------- --------- ----------
                                                    1997      1998       1999
                                                  --------- --------- ----------
  Revenues.......................................  $45,347  $109,500   $278,369
  Net loss attributable to common stockholders... ($30,705) ($94,824) ($147,578)
  Basic and diluted net loss per share...........   ($1.76)   ($0.74)    ($0.87)
  Shares used in pro forma per share computation.   17,443   127,823    169,553

  The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

  Pooling Transaction

  As discussed in Note 1, the Company completed its merger with SMI on November 23, 1999. The merger was accounted for as a pooling of interests. In connection with the merger, the Company incurred one-time expenses of approximately $4,100,000, which are included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. SMI is a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of Web sites. Under the terms of the agreement, the former shareholders and option holders of SMI common stock received shares and options of Exodus common stock at the rate of approximately 0.252 shares of Exodus common stock for each share of SMI common stock. The Company issued a total of approximately 6,300,000 shares of Exodus common stock in exchange for all outstanding shares of SMI common stock and reserved approximately 750,000 shares of common stock for issuance upon the exercise of SMI options the Company assumed pursuant to the agreement. The table below summarizes the components of the combined results of operations for the years ended December 31, 1998 and 1999. SMI's results of operations for the year ended December 31, 1999, included its results for the period from January 1, 1999 through November 23, 1999, the date the merger was consummated. As SMI was incorporated in May 1998, consolidated results of operations for the year ended December 31, 1997, consists solely of Exodus' historical results of operations.

                                                        Years Ended
                                                        December 31,
                                                  -------------------
                                                    1998      1999
                                                  --------- ---------
  Net revenues:
    Exodus.......................................  $52,738  $241,172
    Service Metrics..............................        7       968
                                                  --------- ---------
                                                    52,745   242,140
                                                  ========= =========

  Net loss:
    Exodus.......................................  (66,442) (122,582)
    Service Metrics..............................     (874)   (7,741)
                                                  --------- ---------
                                                   (67,316) (130,323)
                                                  ========= =========

  (3) Financial Statement Components

  Property and Equipment

  Property and equipment consisted of the following (in thousands):

                                                      December 31,
                                                  -------------------
                                                    1998      1999
                                                  --------- ---------
  Data centers and related equipment.............  $43,959  $332,092
  Furniture, fixtures, computer equipment
    and other....................................   33,179    55,790
  Construction in progress.......................    8,497    35,663
                                                  --------- ---------
                                                    85,635   423,545
  Less accumulated depreciation and amortization.   17,063    55,306
                                                  --------- ---------
                                                   $68,572  $368,239
                                                  ========= =========

  Computer and other equipment and certain data center infrastructure are recorded under capital leases that aggregated $20,528,000 and $70,953,000 as of December 31, 1998 and 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $4,452,000 and $23,853,000 as of December 31, 1998 and 1999, respectively.

  Goodwill and Other Intangible Assets

  Goodwill and other intangible assets consisted of the following (in thousands):

                                                      December 31,
                                                  -------------------
                                                    1998      1999
                                                  --------- ---------
  Goodwill.......................................   $2,389  $117,950
  Customer lists.................................      150    37,007
  Workforce in place.............................    2,500    10,624
                                                  --------- ---------
                                                    $5,039  $165,581
  Less accumulated amortization..................      141     9,579
                                                  --------- ---------
                                                    $4,898  $156,002
                                                  ========= =========

  Other Assets

  Other assets consisted of the following (in thousands):

                                                      December 31,
                                                  -------------------
                                                    1998      1999
                                                  --------- ---------
  Debt issuance costs (see Note 4)...............   $5,504   $44,726
  Telecommunication agreements...................      --     25,633
  Other..........................................    2,337    19,693
                                                  --------- ---------
                                                    $7,841   $90,052
                                                  ========= =========

  Accrued Expenses

  Accrued expenses consisted of the following (in thousands):

                                                      December 31,
                                                  -------------------
                                                    1998      1999
                                                  --------- ---------
  Accrued payroll and related expenses...........   $3,549   $11,725
  Other..........................................    3,327    30,732
                                                  --------- ---------
                                                    $6,876   $42,457
                                                  ========= =========

  (4) Bank Borrowings and Debt

  Senior Notes

  On July 1, 1998, the Company issued $200,000,000 of 11 1/4% Senior Notes ("Original Senior Notes") due 2008 for aggregate net proceeds of approximately $193,400,000 (net of discounts to the initial purchasers and offering expenses). Interest is payable semiannually on January 1 and July 1 of each year commencing January 1, 1999. The Company was required to initially deposit approximately $42,400,000 with an escrow agent to be used to pay the first four semiannual interest payments when due. Interest payments of $11,250,000 were made in January and July 1999 and January 2000. As of December 31, 1999, restricted cash and equivalents included approximately $21,100,000 for the remain two interest payments. Subject to significant exceptions, the Original Senior Notes indenture restricts, among other things, the Company's ability to incur additional indebtedness and the use of proceeds therefrom, pay dividends, make certain other restricted payments, incur certain liens to secure indebtedness or engage in merger transactions.

  On June 22, 1999, the Company issued an additional $75,000,000 of Senior Notes due 2008 ("Additional Senior Notes") at 100.50% plus accrued interest, if any, from June 22, 1999, for aggregate net proceeds of approximately $73,200,000 (net of offering expenses). The Company issued the Additional Senior Notes under the indenture dated July 1, 1998 under which it previously issued the Original Senior Notes discussed above. The Additional Senior Notes will be subject to substantially the same terms and conditions as the Original Senior Notes. Interest is payable semi-annually on January 1 and July 1 of each year commencing July 1, 1999. Concurrent with the closing of the offering, the Company deposited approximately $8,400,000 with an escrow agent that would be sufficient to pay when due the first three interest payments. An interest payment of approximately $211,000 was made in July 1999 representing interest from June 22, 1999 to July 1, 1999 and one for approximately $4,200,000 was made in January, 2000. As of December 31, 1999, restricted cash and equivalents included approximately $8,200,000 for the remaining two interest payments.

  On December 8, 1999, the Company issued $375,000,000 and Euro 125,000,000 of 10 3/4% Senior Notes due 2009 (collectively, the "10 3/4% Senior Notes"), for aggregate net proceeds of approximately $486,000,000 (net of offering expenses). Interest is payable semiannually on June 15 and December 15 of each year commencing June 15, 2000. Subject to significant exceptions, the 10 3/4% Senior Notes indenture restricts, among other things, the Company's ability to incur additional indebtedness, pay dividends, make certain investments, create liens or sell assets, enter into certain transactions with affiliates, and enter into certain business combinations.

  Convertible Subordinated Notes

  On March 3, 1999, the Company issued $250,000,000 of 5% Convertible Subordinated Notes due March 15, 2006 (the "Convertible Notes") for aggregate net proceeds of approximately $242,100,000 (net of offering expenses). Proceeds from the sale of the Convertible Notes may be used only for limited purposes. Proceeds in the amount of $48,500,000 may be used for general corporate purposes. The remaining $193,600,000 may be used only to finance the purchase of assets or other businesses to be used in the Company's business. The Convertible Notes are convertible into the Company's common stock at a conversion rate of 87.5704 shares per $1,000 principal amount of Convertible Notes, subject to adjustment in certain events and at each holder's option. The Convertible Notes will not be subject to redemption prior to March 20, 2001, and generally will be redeemable on or after that date at the option of the Company, at the redemption prices set forth in the indenture to the Convertible Notes ("Convertible Notes Indenture"), subject to certain provisions. In the event of a Change in Control (as defined in the Convertible Notes Indenture), each holder of the Convertible Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase all or any part of the holder's Convertible Notes at a repurchase price of 100% of the principal amount, plus accrued interest of the Convertible Notes being repurchased. Interest on the Convertible Notes is payable on March 15 and September 15 of each year, commencing on September 15, 1999. Accordingly, the Company made its first interest payment in the amount of approximately $6,700,000 on September 15, 1999. The Convertible Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness (as defined in the Convertible Notes Indenture) and effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

  On December 8, 1999, the Company issued $500,000,000 of 4 3/4% Convertible Subordinated Notes due July 15, 2008 (the "4 3/4% Notes") for aggregate net proceeds of approximately $485,000,000 (net of offering expenses). Proceeds from the sale of the 4 3/4% Notes may be used only for limited purposes. Proceeds in the amount of $291,750,000 may be used for general corporate purposes. The remaining $193,250,000 may be used only to finance the purchase of assets or other businesses to be used in the Company's business. The 4 3/4% Notes are convertible into the Company's common stock at a conversion rate of 14.2034 shares per $1,000 principal amount of the 4 3/4% Notes, subject to adjustment in certain circumstances. The 4 3/4% Notes will not be subject to redemption at the option of the Company prior to January 20, 2002, and generally will be redeemable on or after that date at the option of the Company, at the redemption prices set forth in the indenture to the 4 3/4% Notes ("the 4 3/4% Notes Indenture"). However, the 4 3/4% Notes will not be redeemable at the Company's option following January 20, 2002 and before January 15, 2004 unless the closing price of the common stock is at least 140% of the conversion price for at least 20 trading days within a period of 30 consecutive days ending within five trading days of the call for redemption. In the event of a Change in Control (as defined in the 4 3/4% Notes Indenture), each holder of the 4 3/4% Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase the 4 3/4% Notes, in whole or in part, at a repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. Interest on the 4 3/4% Notes is payable on January 15 and July 15 of each year, commencing on July 15, 2000. The 4 3/4% Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness (as defined in the 4 3/4% Notes Indenture) and effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

  Equipment Loans and Line of Credit Facilities

  The Company has various equipment loans and line of credit facilities with payments due currently through August 2002 and effective interest rates ranging from 12.8% to 16.4%. As of December 31, 1999, aggregate maturities for outstanding equipment loans and line of credit facilities for fiscal 2000, 2001 and 2002 were $7,342,000, $5,943,000 and $2,410,000, respectively.

  On July 22, 1999, the Company amended its revolving line of credit agreement with a financial institution, increasing the total commitment amount from $7,000,000 to $10,000,000. Pursuant to the terms of the new amendment, the line of credit can be used for working capital requirements, foreign exchange forward contracts, and letters of credit. The amount available for working capital borrowings is limited to $4,000,000. In addition, total foreign exchange contracts at any one time cannot exceed 10 times the amount of the foreign exchange sublimit, which is a maximum of $1,000,000. The line of credit will expire in July 2000 and is subject to certain covenants.

  (5) Convertible Preferred Stock and Stockholders' (Deficit) Equity

  Convertible Preferred Stock of Service Metrics, Inc.

  In May 1998, SMI issued 540,936 shares of Series A convertible preferred stock for approximately $1,000,000 in cash. In December 1998, SMI issued 1,012,222 shares of Series B convertible preferred stock for approximately $5,000,000 in cash. In January 1999, SMI issued an additional 303,667 shares of Series B convertible preferred stock for approximately $1,500,000 in cash. In July 1999, SMI issued 728,953 shares of Series C convertible preferred stock for approximately $8,000,000 in cash.

  The Series A, B, and C convertible preferred stock ("SMI Preferred Stock") was convertible, at the option of the holder, into common stock of SMI based on formulas specified in the preferred stock agreements. The SMI Preferred Stock would automatically convert into common stock upon the closing of an initial public offering of SMI, where the net cash proceeds were at least $15,000,000 and the public offering price would be at least $2.50 per share. The holders of the SMI Preferred Stock were entitled to receive dividends at the rate of $0.16 for Series A, $0.48 for Series B, and $1.10 for Series C, when and if declared by the Board of Directors. These dividends were noncumulative. Holders of the SMI preferred stock were entitled to vote upon any matter submitted to the stockholders for a vote and have one vote for each full share of common stock into which their SMI Preferred Stock would be converted at the date of the vote. The SMI Preferred Stock had liquidation privileges generally equal to the SMI Preferred Stock purchase price per share plus any declared but unpaid dividends and was in preference to shares of common stock.

  In connection with the merger between Exodus and SMI on November 23, 1999, all of the SMI preferred shareholders converted their SMI Preferred Stock into SMI common stock which was converted into Exodus Common Stock based on a specified exchange ratio (see Note 2).

  Initial Public Offering

  On March 24, 1998, the Company completed its initial public offering ("IPO") of 41,000,000 shares of its common stock. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, aggregated approximately $69,800,000. At the closing of the IPO, all redeemable convertible preferred stock was converted to common stock and all warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock on a one-for-three basis. In connection with the IPO, certain warrant holders exercised their warrants to purchase redeemable convertible preferred stock (which converted into common stock), which resulted in additional proceeds of $1,842,000.

  Stock Purchase and Stock Option Plans

  During 1995, the Company adopted a Stock Purchase Plan under which 2,933,336 shares of common stock were authorized. Awards totaling 858,944 shares of common stock were granted to individuals through 1996, at a price of $0.03 per share, the estimated fair value of the shares on the date of the award. No awards were granted during the years ended December 31, 1997, 1998 and 1999. Generally, the shares are subject to a 50-month vesting period. As of December 31, 1999, 1,334 shares remained unvested. Unvested shares are subject to repurchase, at the Company's option, at the original purchase price upon a participant's termination. Of the shares granted, 370,408 had been repurchased by the Company through December 31, 1999.

  In January 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 4,800,000 shares of the Company's common stock for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. During 1998 and 1999, 436,528 and 999,200 shares were issued under the Purchase Plan, respectively, at a weighted-average purchase price of $1.67 and $2.66 per share, respectively.

  In January 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan"), which served as the successor to the Company's 1995 Stock Option Plan (the "1995 Plan"). Options granted under the 1995 Plan before its termination continue to remain outstanding in accordance with their terms, but no further options may be granted under the 1995 Plan. Options granted under the 1995 Plan were granted with exercise prices not less than fair market value at the date of grant as determined by the Board of Directors, generally vested 12% after 6 months from the date of grant and 2% per month thereafter, and generally are exercisable for a term of 10 years after the date of grant. Under the 1997 Plan, the Company reserved 17,600,000 shares of its common stock for issuance to employees and consultants to be granted as either incentive or nonqualified stock options. Options granted under the 1997 Plan generally vest 12% after 6 months from the date of grant and 2% per month thereafter and are generally exercisable for a term of 10 years after the date of grant.

  In January 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan"). On the effective date of the Company's IPO, the 1998 Plan became effective as the successor to the 1997 Plan. The Company has reserved 12,000,000 shares of common stock for issuance under the 1998 Plan in addition to the shares that remain from the 1997 Plan. The 1998 Plan permits the grant of either incentive or nonqualified stock options. Options granted under the 1998 Plan will have a maximum term of 10 years and generally will vest over 50 months. The 1998 Plan will terminate in January 2008.

  On June 2, 1999, the Company's stockholders approved an amendment to the Company's 1998 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,000,000 shares, from 12,000,000 shares to 20,000,000 shares.

  In January 1998, the Company adopted the 1998 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 1,600,000 shares of the Company's common stock for issuance thereunder. Each nonemployee director who is or becomes a member of the Board of Directors on or after the effective date of the Company's IPO, with certain limited exceptions, will initially be granted an option for 40,000 shares of the Company's common stock and, thereafter, an option to purchase an additional 10,000 shares of the Company's common stock annually. Initial options granted under the Directors Plan will vest as to 33 1/3% of the shares on each annual anniversary of the date of grant. Annual grants will vest 25% on each annual anniversary of the date of grant. The exercise price of the options granted under the Directors Plan will be at the fair market value of the Company's common stock on the date of grant.

  In January 1998, the Company granted stock options to purchase 2,666,672 shares of common stock to an officer of the Company, of which half have an exercise price of $1.13 per share and vest 100% after 3 years and half have an exercise price of $2.25 per share and vest 100% after 5 years. The stock options accelerate and become fully vested if the Company is acquired or sells all or substantially all of its assets or upon other certain events. In November 1999, an event occurred which lead to the acceleration of the vesting for all of these options and they became fully vested.

  In March 1998, the Company granted a stock option to an officer of the Company to purchase 5,775,848 shares of common stock with an exercise price of $1.13 per share (fair market value on the date of grant) that vests as to 12% of such shares in September 1998 and vests as to an additional 2% per month thereafter.

  In January 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, the Company has reserved 24,000,000 shares of common stock to be granted as nonqualified stock options. Such grant will be made to employees and consultants, and will be used for acquisitions. Options granted under the 1999 Plan generally will vest over 50 months and are generally exercisable for a term of 10 years from the date of grant.

  Service Metrics, Inc. Stock Option Plan

  In July 1998, the SMI Board of Directors adopted the 1998 Stock Option Plan. Under the Plan, officers, employees and certain other individuals could be granted options and rights to purchase shares of common stock. Options granted could be either incentive stock options or non-statutory stock options. SMI had reserved 512,624 shares of common stock for issuance of stock options. However, in connection with the merger between Exodus and SMI on November 23, 1999, all of the SMI stock options were assumed by Exodus and converted into Exodus stock options based on a specified exchange ratio.

  Warrants

  Prior to its IPO, the Company issued approximately 3,000,000 warrants to purchase common stock and redeemable convertible preferred stock, with exercise prices ranging from $0.30 to $2.85 per share, in conjunction with various financing arrangements. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value, when material, is being charged to expense over the term of the respective financing arrangement.

  In March 1998, in connection with a strategic alliance, the Company issued warrants to purchase an aggregate of 480,000 shares of the Company's common stock at a price of $1.88 per share. The fair value of these warrants was determined to be $525,000. This amount was recorded as marketing and sales expense in the accompanying consolidated statement of operations for the year ended December 31, 1998.

  As of December 31, 1998 and 1999, the Company had 1,448,680 and 506,664 warrants to purchase common stock outstanding, respectively, with weighted average exercise prices of $1.24 and $1.83, respectively.

  Fair Value Disclosures

  The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for stock options granted by the Company from March 1997 through December 1997 and stock options granted by SMI from January 1999 to September 1999. With respect to the stock options granted by the Company from March to December 1997, the Company recorded deferred stock compensation of $3,482,000 for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. With respect to the stock options granted by SMI from January 1999 to September 1999, the Company has recorded total deferred stock compensation of $3,411,000. These amounts are being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options, generally 48 to 50 months. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's and SMI's stock-based compensation plans, net loss attributable to holders of common stock and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                   Years Ended December 31,
                                                ------------------------------
                                                  1997      1998       1999
                                                --------- --------- ----------
 Net loss applicable to common stockholders:
   As reported................................  ($26,711) ($69,330) ($130,323)
   Pro forma..................................  ($26,711) ($77,009) ($222,660)
 Basic and diluted net loss per share:
   As reported................................    ($1.73)   ($0.55)    ($0.78)
   Pro forma..................................    ($1.73)   ($0.61)    ($1.33)

  The fair value of each stock option is estimated on the date of grant using the minimum value method prior to the IPO and the Black-Scholes option pricing model after the IPO, with no expected dividends and the following weighted- average assumptions:

                                                   Years Ended December 31,
                                                ------------------------------
                                                  1997      1998       1999
                                                --------- --------- ----------
  Expected life (years).......................      2.59      3.09       2.95
  Risk-free interest rate.....................      5.81%     4.98%      5.83%
  Volatility..................................       --         80%        80%

  The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with no expected dividends and the following weighted-average assumptions:

                                                     Years Ended
                                                     December 31,
                                                -------------------
                                                  1998      1999
                                                --------- ---------
  Expected life (years).......................      1.33      1.34
  Risk-free interest rate.....................      5.26%     5.55%
  Volatility..................................        80%       80%

  The weighted-average fair value of purchase rights granted under the Purchase Plan during 1998 and 1999 was $1.25 per share and $13.46 per share, respectively.

  A summary of the Company's stock option plans is as follows:

                                                Years Ended December 31,
                           -----------------------------------------------------------------
                                   1997                  1998                  1999
                           --------------------- --------------------- ---------------------
                                       Weighted-             Weighted-             Weighted-
                                        Average               Average               Average
                                       Exercise              Exercise              Exercise
                             Shares      Price     Shares      Price     Shares      Price
                           ----------- --------- ----------- --------- ----------- ---------
Outstanding at beginning
 of year..................  2,336,264     $0.03  13,674,288     $0.10  38,589,878     $2.26
  Granted................. 12,894,400      0.11  31,594,374      2.84  26,481,567     31.13
  Forfeited...............   (846,880)     0.08  (2,311,752)     1.03  (2,691,670)    15.71
  Exercised...............   (709,496)     0.04  (4,367,032)     0.33  (7,226,510)     3.22
                           -----------           -----------           -----------
Outstanding at end
 of year.................. 13,674,288      0.10  38,589,878      2.26  55,153,265     15.41
                           ===========           ===========           ===========
Exercisable at end
 of year..................  1,791,600      0.06   3,076,720      0.61  10,383,564      3.14
                           ===========           ===========           ===========
Weighted average fair
 value of options
 granted during the year
 at market................  2,666,136      0.01  28,560,800      1.57  25,822,005     31.68
Weighted average fair
 value of options
 granted during the
 year at less than
 market................... 10,228,264      0.29     366,914      0.78      88,104     30.48
Weighted average fair
 value of options
 granted during the
 year at greater than
 market...................       --         --    2,666,672      0.53     571,458      6.28

  The following table summarizes information about stock options outstanding as of December 31, 1999:

                          Options Outstanding        Options Exercisable
                   -------------------------------- ---------------------
                                Weighted
                                Average
                               Remaining  Weighted-             Weighted-
                               Contractual Average               Average
     Range of        Number       Life    Exercise    Number    Exercise
 Exercise Prices    of Shares  (in years)   Price    of Shares    Price
------------------ ----------- ---------- --------- ----------- ---------
 $0.03  to   1.13  14,805,469       7.93     $0.61   5,727,968     $0.60
 $1.88  to   5.00  16,597,470       8.74      3.77   3,566,287      3.39
 $6.85  to  28.42   8,880,285       9.22     14.44     986,086     13.79
$30.13  to  72.25  14,870,041       9.71     43.73     103,223     33.92
                   -----------                      -----------
                   55,153,265       8.86     15.41  10,383,564      3.14
                   ===========                      ===========

  Stockholder Rights Plan

  In January 1999, the Company adopted a Stockholder Rights Plan ("the Rights Plan"). The Rights Plan is designed to protect the long- term value of the Company for its stockholders during any future unsolicited acquisition attempt. In connection with the Rights Plan, the Company declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on February 11, 1999 ("Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances.

  On June 2, 1999, stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock issuable by the Company from 100,000,000 to 300,000,000.

  Stock Splits

  On April 12, 1999, August 12, 1999, and December 14, 1999, the Company completed two-for-one stock splits accomplished in the form of stock dividends. Share and per share amounts in the accompanying consolidated financial statements reflect these two-for-one stock splits retroactively.

  (6) Commitments and Contingencies

  Leases

  The Company has entered into a number of operating leases for its facilities. The leases expire from 1999 through 2010. As of December 31, 1999, the Company had collateralized letters of credit aggregating $5,971,000 for these leases. The related funds are included in restricted cash equivalents and investments on the accompanying consolidated balance sheet. The Company also leases certain data center infrastructure and equipment under capital leases. Certain of these capital leases were entered into as sales-leaseback transactions. No gain or loss was recorded in any such transaction due to the short holding period from the time the assets were purchased until the time of the sale-leaseback. Future minimum lease payments as of December 31, 1999 are as follows (in thousands):

                                                Capital   Operating
           Year Ending December 31,              Leases     Leases
---------------------------------------------- ---------- ----------
   2000.......................................   $25,083    $22,879
   2001.......................................    23,938     32,467
   2002.......................................    18,215     37,120
   2003.......................................       161     37,567
   2004.......................................       --      38,542
   Thereafter.................................       --     220,662
                                               ---------- ----------
   Total minimum lease payments...............    67,397   $389,237
                                                          ==========
   Less amount representing imputed interest..     9,892
                                               ----------
   Present value of minimum lease payments....    57,505
   Less current portion.......................    17,162
                                               ----------
   Capital lease obligations, less
     current portion..........................   $40,343
                                               ==========

  The Company's rent expense was $1,764,000, $5,583,000, $18,981,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

  Telecommunications Agreements

  In September 1997, the Company entered into an agreement to obtain telecommunications services for a period of 60 months with a minimum commitment of $230,000 per month. In January 1999, this original agreement was replaced with a new agreement for a period of 60 months with a minimum commitment of $1,000,000 per month.

  In July 1998, the Company entered into an agreement to obtain telecommunications services for a period of 36 months with a minimum commitment of approximately $500,000 per month.

  In August 1999 the Company entered into capacity purchase agreements. The agreements provide for a total potential outlay of up to $105,000,000 for fiber capacity and related maintenance covering approximately 25 years. To date, the Company has paid approximately $19,000,000 related to these agreements, which is included in other assets in the accompanying consolidated balance sheet as of December 31, 1999.

  Royalty Agreement

  In April 1997, the Company entered into an agreement with a software company under which the Company licensed certain software for a royalty based on 1% of the Company's gross revenues. Royalty expenses related to this agreement have not been significant to date. In March 1999, this agreement was replaced with a new agreement that obligates the Company to make certain future payments for the use of the software license. These payments are not expected to have a material effect on the consolidated financial statements.

  Contingencies

  The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position and results of operations.

  (7) Income Taxes

  The following reconciles the expected corporate federal income tax expense (benefit) (computed by multiplying the Company's income before taxes by 34%) to the Company's income tax expense for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                   Years Ended December 31,
                                               ---------- ---------------------
                                                  1997       1998       1999
                                               ---------- ---------- ----------
   Expected income tax benefit................   ($8,602)  ($22,895)  ($44,310)
   Permanent differences......................        15         81      6,493
   Foreign tax rate difference................      --          --         305
   Net operating loss, temporary differences
    and tax credits not benefited.............     8,587     22,814     37,512
                                               ---------- ---------- ----------
     Actual income tax expense (benefit)......    $ --       $ --       $ --
                                               ========== ========== ==========

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows (in thousands):

                                                              December 31,
                                                          ---------------------
                                                             1998       1999
                                                          ---------- ----------
 Deferred tax assets:
  Net operating loss carryforwards......................    $32,280    $65,802
  Disqualifying disposition.............................      2,857     63,761
  Difference between book and tax depreciation..........      2,284      7,858
  Reserves and accruals.................................      1,234      3,352
  Research and experimentation credit carryforwards.....        548      1,565
  Deferred compensation.................................        957        964
  Difference between book and tax amortization..........       --          152
  Other.................................................          6      1,097
                                                          ---------- ----------
   Total gross deferred tax assets......................     40,166    144,551
  Less valuation allowance..............................    (40,166)  (144,551)
                                                          ---------- ----------
     Net deferred tax assets............................     $  --      $  --
                                                          ========== ==========

  The Company has a net operating loss carryforward for federal and California purposes at December 31, 1999, of $168,225,000 and $80,453,000, respectively. The difference between the federal and California net operating loss carryforward is due to the 50% limitation of net operating loss carryforwards for California purposes. The federal net operating loss carryforwards will expire from 2010 through 2019. The California net operating loss carryforwards will expire from 2000 through 2004.

  The net change in the total valuation allowance was an increase of $28,458,000 and $104,385,000 for the years ended December 31, 1998 and 1999, respectively.

  The Company also has research credit carryforwards for federal and California income tax return purposes of approximately $1,057,416 and $586,636, respectively, available to reduce future income taxes. The federal research credit carryforwards expire in years 2010 through, 2019. The California research credit carryforward carries forward indefinitely until utilized.

  Gross deferred tax assets as of December 31, 1999, include approximately $63,761,000 relating to the exercise of stock options, which will be credited to equity if and when realized.

  Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a shift in the ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code Section 382. The Company has not determined if an ownership change, as defined, has occurred. The Company plans to compute exact limitations upon realization of taxable earnings and associated potential utilization of the net operating loss carryforwards.

  (8) Segment Information

  The Company operates a number of Internet Data Centers throughout the United States and two internationally. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each data center provides the same Internet related services to a similar type of customer who may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Internet Data Center operations primarily include services such as server infrastructure support, Internet connectivity, and managed services.

  With the acquisition of Cohesive on July 27, 1999, management began reviewing financial information and business performance and allocating resources based on both Internet Data Center operations and by professional services, given Cohesive's expertise in networking, Internet-based applications and technology solutions. As a result, the Company identified professional services as an additional reportable segment. Professional services primarily include services such as network design and development, Internet-based and application development, and information technology strategy. For the year ended December 31, 1999, the professional services segment's results of operations presented below include amortization of intangible assets and restructuring charges incurred as a result of the Cohesive acquisition.

  Financial information for the Company's reportable segments is presented below:

                                               Years Ended December 31,
                                          ------------------------------
                                            1997      1998       1999
                                          --------- --------- ----------
Revenues:
 Internet Data Centers........             $12,408   $52,263   $199,563
 Professional services........                  --       482     42,577
                                          --------- --------- ----------
  Total revenues..............              12,408    52,745    242,140
                                          ========= ========= ==========

Operating profit (loss):
 Internet Data Centers........             ($1,243)  ($1,492)   $39,407
 Professional services........                  --      (351)     3,242
 Corporate areas..............             (23,549)  (55,730)  (139,865)
                                          --------- --------- ----------
  Total operating loss........             (24,792)  (57,573)   (97,216)
                                          ========= ========= ==========

                                                        December 31,
                                                    --------------------
                                                      1998       1999
                                                    --------- ----------
         Total assets:
          Internet Data Centers........              $52,725   $314,452
          Professional services........                  212      3,068
          Corporate assets.............              245,861  1,425,370
                                                    --------- ----------
           Total assets................              298,798  1,742,890
                                                    ========= ==========

  Revenues generated and assets located outside of the United States are not significant for the years ended December 31, 1997, 1998 and 1999.

  (9) Subsequent Events (Unaudited)

  On February 11, 2000, the Company completed its acquisition of KeyLabs, Inc. ("KeyLabs"), a provider of e-business testing services based in Utah. The company issued approximately 393,000 shares of Exodus common in exchange for all outstanding shares of KeyLabs common stock and reserved approximately 101,000 shares of common stock for issuance upon the exercise of KeyLabs options the Company assumed pursuant to the agreement, for total consideration valued at approximately $50,000,000. The transaction will be accounted for as a purchase.

  On March 3, 2000, the Company announced that its Board of Directors approved a two-for-one stock split, which is to be effected in the form of a stock dividend. The split is subject to stockholder approval of an increase in the Company's authorized shares of common stock. Subject to this approval, the record date for the stock split will be June 7, 2000, and thereafter, on or about June 20, 2000, each stockholder of record will receive one additional share for each share held. Share and per share information in these financial statements do not reflect this stock split.

  In March 2000, the Company entered into an agreement to increase its existing $10,000,000 line of credit to $20,000,000. This line of credit will expire in December 2000 and is to be used solely as a letter of credit facility.

  EXODUS COMMUNICATIONS, INC.

  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
   (in thousands)

                                    Balance                           Balance
                                      at                                 at
                                   Beginning                           End of
                                    of Year    Additions  Deductions    Year
                                  ----------- ----------- ---------- ----------
Allowance for doubtful
 accounts:
 Year ended December 31, 1997....        $15        $742       ($66)      $691

 Year ended December 31, 1998....        691       1,410       (280)     1,821

 Year ended December 31, 1999....      1,821       6,911     (1,155)     7,577