Form 10-Q
period 2000-03-31
EXODUS COMMUNICATIONS INC
filed 2000-05-12
CIK 1013740

================================================================================


                                 UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 2000
                                         ---------------------------------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number                  000-23795
                       ---------------------------------------------------------

                          EXODUS COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    77-0403076
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                   2831 Mission College Boulevard, Santa Clara, CA 95054
                   -----------------------------------------------------
                     (Address of principal executive offices)
                                    (Zip Code)

                                (408) 346-2200
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No_______
   -------

The number of shares outstanding of the issuer's common stock, par value $0.001, as of May 5, 2000 was 206,179,713 shares.

================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----


PART I.   Financial Information                                                       Page No.
          ---------------------                                                       --------
          Item 1.  Financial Statements                                                   3
                   Condensed Consolidated Balance Sheets - March 31, 2000 and
                   December 31, 1999                                                      3
                   Condensed Consolidated Statements of Operations - Three-Month
                   Periods ended March 31, 2000 and 1999                                  4
                   Condensed Consolidated Statements of Cash Flows -Three-Month
                   Periods ended March 31, 2000 and 1999                                  5
                   Notes to Condensed Consolidated Financial Statements                   6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             10
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk            26

PART II.  Other Information
          -----------------
          Item 1.  Legal Proceedings                                                     27
          Item 2.  Changes in Securities and Use of Proceeds                             27
          Item 3.  Defaults Upon Senior Securities                                       27
          Item 4.  Submission of Matters to a Vote of Security Holders                   27
          Item 5.  Other Information                                                     27
          Item 6.  Exhibits and Reports on Form 8-K                                      27
          Signatures                                                                     28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   EXODUS COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                                               March 31,               December 31,
                                                                 2000                     1999
                                                              ----------               ------------
Assets

Current assets:
   Cash and cash equivalents                                  $  863,448               $1,015,960
   Accounts receivable, net                                       90,252                   61,916
   Prepaid expenses and other current assets                      27,988                   15,331
                                                              ----------               ----------
      Total current assets                                       981,688                1,093,207
Property and equipment, net                                      504,014                  368,239
Restricted cash equivalents and investments                       41,482                   35,390
Goodwill and other intangible assets                             200,587                  156,002
Other assets                                                      99,411                   90,052
                                                              ----------               ----------
                                                              $1,827,182               $1,742,890
                                                              ==========               ==========

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of equipment loans and line of credit
     facilities                                               $    8,806               $    6,897
   Current portion of capital lease obligations                   23,419                   17,162
   Accounts payable                                               77,821                   60,203
   Accrued expenses                                               62,192                   42,457
   Accrued interest payable                                       32,371                   23,829
                                                              ----------               ----------
      Total current liabilities                                  204,609                  150,548
Equipment loans and line of credit facilities, less current        5,857                    8,353
 portion
Capital lease obligations, less current portion                   42,374                   40,343
Convertible subordinated notes                                   572,337                  749,800
Senior notes                                                     770,481                  776,231
                                                              ----------               ----------
      Total liabilities                                        1,595,658                1,725,275
                                                              ----------               ----------
Stockholders' equity:
  Common stock                                                       202                      178
  Additional paid-in capital                                     514,845                  247,983
  Deferred stock compensation                                     (2,589)                  (2,894)
  Accumulated deficit                                           (286,566)                (228,216)
  Accumulated other comprehensive income                           5,632                      564
                                                              ----------               ----------
      Total stockholders' equity                                 231,524                   17,615
                                                              ----------               ----------
                                                              $1,827,182               $1,742,890
                                                              ==========               ==========

   See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                 Three Months Ended
                                                      March 31,
                                                 2000          1999
                                               --------      --------
Revenues                                       $134,142      $ 30,110
Cost of revenues                                 94,661        28,268
                                               --------      --------
     Gross profit                                39,481         1,842
                                               --------      --------

Operating expenses:
  Marketing and sales                            30,881        10,747
  General and administrative                     26,612         6,677
  Product development                             3,851         1,543
  Amortization of goodwill and
    intangible assets                             7,769           613
                                               --------      --------
     Total operating expenses                    69,113        19,580
                                               --------      --------

Operating loss                                  (29,632)      (17,738)

Interest and other income (expense):
  Interest and other income                      13,144         2,859
  Interest and other expense                    (41,862)       (8,353)
                                               --------      --------
     Total interest and other expense, net      (28,718)       (5,494)
                                               --------      --------

Net loss                                       $(58,350)     $(23,232)
                                               ========      ========

Basic and diluted net loss per share           $  (0.32)     $  (0.14)
                                               ========      ========

Shares used in computing basic and
    diluted net loss per share                  183,019       163,236
                                               ========      ========

See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Three Months Ended March 31,
                                                                                       -----------------------------
                                                                                          2000               1999
                                                                                       ----------         ----------
Cash flows from operating activities
     Net loss                                                                            ($58,350)          ($23,232)
     Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization                                                      30,573              5,700
        Loss on disposal of property and equipment                                            645                  -
        Remeasurement gain on Euro denominated senior notes                                  (402)                 -
        Amortization of deferred stock compensation                                           788                189
        Amortization of debt issuance costs                                                   542                332
        Interest accretion on restricted cash equivalents                                     (59)            (1,088)
        Changes in operating assets and liabilities:
          Accounts receivable                                                             (26,508)            (4,098)
          Prepaid expenses and other assets                                               (12,672)            (5,334)
          Accounts payable                                                                 17,086             15,073
          Accrued expenses                                                                 18,677                781
          Accrued interest payable                                                          8,542             (4,614)
                                                                                       ----------         ----------
              Net cash used for operating activities                                      (21,138)           (16,291)
                                                                                       ----------         ----------

Cash flows from investing activities
     Capital expenditures                                                                (144,228)           (34,846)
     Businesses acquired, net of cash received                                             (3,745)           (19,990)
     Release of restricted cash equivalents and investments                                14,770             10,410
     Increase in restricted cash equivalents and investment                               (20,803)                 -
     Purchases of available-for-sale securities                                            (5,500)                 -
     Other assets                                                                          (1,029)              (146)
                                                                                       ----------         ----------
              Net cash used for investing activities                                     (160,535)           (44,572)
                                                                                       ----------         ----------

Cash flows from financing activities
     Proceeds from issuance of common stock, net                                           38,863              3,819
     Payments on capital lease obligations                                                (3,401)            (1,441)
     Proceeds from equipment loans and line of credit facilities                              705                  -
     Payments on equipment loans and line of credit facilities                             (1,621)           (10,551)
     Proceeds from convertible notes, net of offering costs                                     -            242,250
                                                                                       ----------         ----------
              Net cash provided by financing activities                                    34,546            234,077
                                                                                       ----------         ----------

Net increase (decrease) in cash and cash equivalents                                     (147,127)           173,214
Effects of exchange rates on cash and cash equivalents                                     (5,385)                 -
Cash and cash equivalents at beginning of period                                        1,015,960            156,015
                                                                                       ----------         ----------
Cash and cash equivalents at end of period                                             $  863,448         $  329,229
                                                                                       ==========         ==========

Supplemental disclosure of cash flow information:
     Cash paid-interest                                                                $   27,001         $   13,405
                                                                                       ==========         ==========

Non cash investing and financing activities:
     Assets recorded under capital leases                                              $   11,664         $    3,626
                                                                                       ==========         ==========
     Unrealized gain on available-for-sale securities                                  $    5,105         $        -
                                                                                       ==========         ==========
     Deferred compensation on grants of stock options                                  $      483         $        -
                                                                                       ==========         ==========
     Conversion of convertible subordinated notes into common stock                    $  177,463         $        -
                                                                                       ==========         ==========
     Issuance of common stock and assumption of stock options in connection
      with acquisition                                                                 $   50,077         $        -
                                                                                       ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                         EXODUS COMMUNICATIONS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2000


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, including notes thereto, included in the Company's 1999 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2 - NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following common equivalent shares as the effect of their inclusion is antidilutive during each period (in thousands):

                                                                       Three-Month Period Ended
                                                                              March 31,
                                                                      --------------------------
                                                                           2000           1999
                                                                      ------------     ---------
Shares issuable under stock options                                         51,171       41,471
Shares issuable pursuant to warrants to purchase common and
 redeemable convertible preferred stock                                        493          532
Shares of redeemable convertible preferred stock and convertible
 preferred stock on an "as if converted basis" basis                            --        3,714
Shares of convertible subordinated notes on an "as if converted"
basis                                                                       13,436       21,893



     The weighted-average exercise prices of stock options was $23.37 and $3.44 for options outstanding as of March 31, 2000 and 1999, respectively. The weighted-average exercise price of warrants to purchase common and redeemable convertible preferred stock as of March 31, 2000 and 1999, was $1.82 and $1.79, respectively.


NOTE 3 - REVENUE RECOGNITION

     The Company's revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services, managed services, and professional services and use of equipment and software provided by the Company, (ii) revenues from sales or rentals of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of the Company's revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment sales revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. The Company sells third-party equipment to its customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when services are rendered.


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                               March 31,                   December 31,
                                                                 2000                         1999
                                                          -------------------          -------------------
      Data centers and related equipment                             $453,206                     $332,092
      Furniture, fixtures, computer equipment and other                62,516                       55,790
      Construction in progress                                         66,856                       35,663
                                                          -------------------          -------------------
                                                                      582,578                      423,545
      Less accumulated depreciation and amortization                   78,564                       55,306
                                                          -------------------          -------------------
                                                                      504,014                     $368,239
                                                          ===================          ===================

     Computer and other equipment and certain data center infrastructure are recorded under capital leases that aggregated $82,617,000 and $70,953,000 as of March 31, 2000 and December 31, 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $26,934,000 and $23,853,000 as of March 31, 2000 and December 31, 1999, respectively.


NOTE 5 - ACQUISITIONS

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

     On December 17, 1999, the Company acquired 85% of the common stock of Global Online Japan Co., Ltd. ("GOL") of Tokyo, Japan. The Company issued 415,296 shares of Exodus common stock and paid approximately $12,000,000 in cash for a total purchase price of approximately $36,000,000. As the Company has a majority share of 85% in GOL, the Company has consolidated GOL's results of operation with its results of operations. The acquisition was accounted for as a purchase with the results of GOL's operations included from the acquisition date.

     On February 11, 2000, the Company completed its acquisition of KeyLabs, Inc. ("KeyLabs"), a provider of e-business testing services based in Utah. The Company issued approximately 393,000 shares of Exodus common stock in exchange for all outstanding shares of KeyLabs common stock and reserved approximately 101,000 shares of common stock for issuance upon the exercise of KeyLabs options the Company assumed pursuant to the agreement, for total consideration valued at approximately $50,000,000. The transaction was accounted for as a purchase with the results of KeyLabs' operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $48,210,000 and was attributed primarily to goodwill ($46,140,000), customer lists ($1,450,000) and assembled workforce ($620,000).
These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years.

     The summary table below, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three-month periods ended March 31, 2000 and 1999, assuming Cohesive, GOL and KeyLabs had been acquired as of January 1, 1999 (in thousands, except per share data):

                                                                           Three Months Ended March 31,
                                                                    ----------------------------------------
                                                                               2000                     1999
                                                                    ---------------          ---------------
              Revenues                                                     $135,291                 $ 45,520
              Net loss                                                     $(59,491)                $(31,332)
              Basic and diluted net loss per share                         $  (0.32)                $  (0.19)
              Shares used in pro forma per share computation                183,192                  165,645

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

                                                             March 31,            December 31,
                                                               2000                  1999
                                                          -------------          -------------
          Goodwill                                             $168,235               $117,950
          Customer lists                                         37,629                 37,007
          Workforce in place                                     12,071                 10,624
                                                          -------------          -------------
                                                                217,935                165,581
          Less accumulated amortization                          17,348                  9,579
                                                          -------------          -------------
                                                               $200,587               $156,002
                                                          =============          =============

      Goodwill and onther intangible assets are being amortized on a straight-line basis over periods generally ranging from 2 to 8 years.

NOTE 7 - CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT FACILITIES

     In March 2000, holders of an aggregate principal amount of approximately $160.0 million of the Company's 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 14,000,000 shares of the Company's common stock. The Company made aggregate payments of approximately $3,200,000 to the holders in connection with these conversions, which is included in interest expense for the three month period ended March 31, 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 84, Induced Conversion of Convertible Debt. Also, holders of an additional approximate $18.0 million principal amount of the Company's 5% convertible subordinated notes due March 15, 2006 converted the notes into approximately 1,600,000 shares of the Company's common stock. The Company did not make any payments in connection with these conversions.

     In March 2000, the Company entered into an agreement to increase its existing $10,000,000 line of credit with a financial institution to $20,000,000. This line of credit will expire in December 2000 and is to be used solely as a letter of credit facility.


NOTE 8 - COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

                                                                       Three Months Ended March 31,
                                                                    ----------------------------------
                                                                         2000                1999
                                                                    --------------      --------------
            Net loss                                                      $(58,350)           $(23,232)
            Unrealized gain on available-for-sale securities                 5,105                  --
            Foreign currency translation loss                                  (37)                 --
                                                                    --------------      --------------
            Comprehensive loss                                            $(53,282)           $(23,232)
                                                                    ==============      ==============


     Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities and cumulative translation adjustments. There was no significant tax effect on the components of comprehensive loss for the three months ended March 31, 2000 and 1999.


NOTE 9 - SEGMENT INFORMATION

     The Company operates a number of Internet Data Centers throughout the North America and three internationally. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each Internet Data Center provides the same Internet related services to a similar type of customer who may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Internet Data Center operations primarily include services such as server infrastructure support, Internet connectivity, and managed services.

     With the acquisition of Cohesive on July 27, 1999, management began reviewing financial information and business performance and allocating resources based on both Internet Data Center operations and professional services, given Cohesive's expertise in networking, Internet-based applications and technology solutions. As a result, the Company identified professional services as an additional reportable segment. Professional services primarily include services such as network design and development, Internet-based and application development, and information technology strategy.

     Financial information for the Company's reportable segments is presented below:

                                                Three Months Ended March 31,
                                              ------------------------------
                                                 2000                1999
                                              --------             --------
          Revenues:
               Internet Data Centers          $109,886             $ 28,509
               Professional services            24,256                1,601
                                              --------             --------
                  Total revenues              $134,142             $ 30,110
                                              ========             ========

          Operating profit (loss):
               Internet Data Centers          $ 17,567             $  4,050
               Professional services             3,029                 (569)
               Corporate areas                 (50,228)             (21,219)
                                              --------              -------
                  Total operating loss        $(29,632)            $(17,738)
                                              ========              =======



                                               March 31,           December 31,
                                                 2000                  1999
                                              ----------           ------------

          Total assets:
               Internet Data Centers          $  438,298           $  314,452
               Professional services               3,946                3,068
               Corporate assets                1,384,938            1,425,370
                                              ----------           ----------
                  Total assets                $1,827,182           $1,742,890
                                              ==========           ==========



NOTE 10 - STOCK SPLIT

    On March 3, 2000, the Company announced that its Board of Directors approved a two-for-one stock split, which is to be effected in the form of a stock dividend. The split is subject to stockholder approval of an increase in the Company's authorized shares of common stock. Subject to this approval, the record date for the stock split will be June 7, 2000, and thereafter, on or about June 20, 2000, each stockholder of record will receive one additional share for each share held. Share and per share information in these financial statements does not reflect this stock split.

NOTE 11 - SUBSEQUENT EVENT

     In April 2000, the Company closed its investment in the common stock of Mirror Image Internet, Inc. ("Mirror Image"), a provider of content distribution services. $75.0 million of the investment was paid in cash, with the balance of the consideration consisting of 3,758,268 shares of the Company's common stock. The total value of the investment on the closing date was approximately $385.1 million.

     In April 2000, the Company entered into an agreement to increase its existing $20,000,000 line of credit facility with a financial institution to $30,000,000. This line of credit will expire in December 2000 and is to be used solely for letters of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "will," "may," and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Factors Affecting Future Results" consists primarily of forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K, that advise interested parties of risks and uncertainties that may affect our business. These risks and uncertainties include: difficulties in achieving timely expansion of our network and opening of additional Internet Data Centers, difficulties in executing our current business plan, including the integration of acquired companies, retaining customers and attracting new customers, and difficulties in developing and deploying new services. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.

Overview

     As a leading provider of services for companies with complex Internet businesses, Exodus offers a wide range of capabilities, from sophisticated Managed and Professional services to state-of-the-art facilities to one of the most technologically advanced global networks in the world.

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

     We opened our first Internet Data Center in the Silicon Valley metropolitan area in August 1996. Since that time, we have opened 17 additional North American Internet Data Centers in the metropolitan areas of New York (March 1997 and September 1999), Silicon Valley (August 1997, June 1998 and June 1999), Seattle (September 1997 and June 1999), Los Angeles (October 1997 and September
1999), Washington, D.C. (December 1997 and May 1999), Boston (July 1998 and December 1999), Chicago (April 1999), Austin, Texas (November 1999), Atlanta (December 1999) and Toronto, Canada (April 2000). In addition, we opened our first Internet Data Center outside of the United States in London in June

1999. In December 1999, we acquired Global OnLine Japan Co., Ltd. of Tokyo, Japan, which has an Internet Data Center located in Tokyo. We relocated this Internet Data Center to a new facility in Tokyo in March 2000. In April 2000, we opened an Internet Data Center in Frankfurt, Germany. The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See "Factors Affecting Future Results--Our substantial leverage and debt service obligations adversely affect our cash flow" and "--Liquidity and Capital Resources" below.

     On February 11, 2000, we acquired KeyLabs, a provider of e-business testing services based in Utah. We issued approximately 393,000 shares of Exodus common stock in exchange for all outstanding shares of KeyLabs common stock and reserved approximately 101,000 shares of common stock for issuance upon the exercise of KeyLabs options we assumed pursuant to the agreement, for total consideration valued at approximately $50,000,000. The transaction was accounted for as a purchase with the results of KeyLabs' operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $48,210,000 and was attributed primarily to goodwill ($46,140,000), customer lists ($1,450,000) and assembled workforce ($620,000). These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years.

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

     On March 3, 1999, we issued $250,000,000 of 5% Convertible Subordinated Notes due March 15, 2006 for aggregate net proceeds of approximately $242 million (net of offering expenses). The convertible notes are convertible into our common stock at a conversion rate of 87.5704 shares per $1,000 principal amount of convertible notes, subject to adjustment in certain events and at each holder's option. Interest on the convertible notes is payable on March 15 and September 15 of each year. On December 8, 1999, we issued $500,000,000 of 4 3/4% Convertible Subordinated Notes due July 15, 2008 for aggregate net proceeds of approximately $485 million (net of offering expenses). These convertible notes are convertible into our common stock at a conversion rate of 14.2034 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. Interest is payable on January 15 and July 15 of each year.

  In March 2000, we entered into a definitive agreement to make an investment in the comon stock of Mirror Image Internet, Inc. ("Mirror Image"), a provider of content distribution services. $75.0 million of the investment will be paid in cash, with the balance of the consideration consisting of 3,758,268 shares of our common stock. Those shares were registered for resale in May 2000. The agreement closed in April 2000 and the total value of the investment on the closing date was approximately $385.1 million. We also entered into a commercial agreement to offer Mirror Image's content distribution services and to deploy Mirror Image Content Access Point architecture throughout our Internet Data Center network.

     We intend to expand domestically and internationally. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be an Internet Data Center. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See "Factors Affecting Future Results--Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources".

     Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each fiscal quarter and year. As of March 31, 2000, we had an accumulated deficit of approximately $286.6 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our prospects and us difficult. We intend to invest in new Internet Data Centers and other sites, product development, and sales and marketing programs. We therefore believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management solutions, we encounter risks, expenses and difficulties that affect our business and prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or that we will sustain profitability. See "Factors Affecting Future Results--Our short operating history and heavy losses make our business difficult to evaluate."


Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the three month periods ended March 31, 2000 and 1999. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements included in our 1999 Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the condensed consolidated financial statements and accompanying Notes included in this Form 10-Q. The operating results in any quarter are not necessarily indicative of the results to be expected for any future period.

                                                    Three Months Ended
                                                          March 31,
                                                  ----------------------
                                                     2000            1999
                                                  -------         -------
Revenues
Cost of revenue                                       100%            100%
   Gross profit                                        71%             94%
                                                  -------         -------
                                                       29%              6%
                                                  -------         -------

Operating expenses:
   Marketing and sales                                 23%             36%
   General and administrative                          20%             22%
   Product development                                  3%              5%
   Amortization of goodwill and intangible assets       5%              2%
                                                  -------         -------
       Total operating expenses                        51%             65%
                                                  -------         -------

Operating loss                                        (22%)           (59%)

Interest and other income (expense):
   Interest and other income                           10%             10%
   Interest and other expense                         (31%)           (28%)
                                                  -------         -------
       Total interest and other expense, net           21%             18%
                                                  -------         -------
Net loss                                              (43%)           (77%)
                                                  =======         =======

  Revenues

     Our revenues consist of (1) monthly fees from customer use of Internet Data Center sites, network services, managed services, and professional services and use of equipment and software provided by us, (2) revenues from sales or rentals of third-party equipment to customers and (3) fees for installation and certain professional services. Currently, substantially all of our revenue is derived from services. Revenues, (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment sales revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when the services are rendered.

     Our revenues increased 346% to $134.1 million for the three month period ended March 31, 2000 from $30.1 million in the same respective period of the prior year. Revenues generated by Internet Data Centers increased to $109.9 million for the three month period ended March 31, 2000 from $28.5 million in the same respective period of the prior year. This growth in revenues was primarily the result of opening new Internet Data Centers, expanding existing Internet Data Centers, increases in the number of new customers and increases in revenues from existing customers. In addition, revenues generated by professional services increased to $24.3 million for the three month period ended March 31, 2000 from $1.6 million in the same respective period of the prior year which was primarily due to increases in revenues arising from increases in the number of customers and revenues generated from the acquisition of Cohesive in July 1999.


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

     Cost of revenues increased 235% to $94.7 million for the three month period ended March 31, 2000 from $28.3 million in the same respective period of the prior year. Our cost of revenues as a percentage of revenues decreased to 71% for the three month period ended March 31, 2000 from 94% for the same respective period of the prior year. The increase in cost of revenues in absolute dollars was primarily the result of increased costs associated with hiring additional employees and consultants, including professional services employees hired in connection with our business combinations, increased traffic on our network and to other networks, increased depreciation due to capital expenditures related to the buildout and expansion of Internet Data Centers, increased rent, and increased utilities and other costs related to the opening and expanding of Internet Data Centers. The decrease in cost of revenues as a percentage of revenues primarily resulted from revenues from new and existing Internet Data Centers increasing faster than related costs of revenues. We expect that cost of revenues will continue to increase in absolute dollars.


  Marketing and Sales

     Our marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses.

     Our marketing and sales expenses increased 187% to $30.9 million for the three month period ended March 31, 2000 from $10.7 million in the same respective period of the prior year. Our marketing and sales expenses as a percentage of revenues decreased to 23% for the three month period ended March 31, 2000 from 36% for the same respective period of the prior year. The increase in marketing and sales expenses in absolute dollars was primarily the result of increased compensation and related expenses associated with hiring additional marketing and sales personnel, including employees hired in connection with our business combinations, increased rent, and increased advertising expenses. The decrease in marketing and sales expenses as a percentage of revenues was primarily due to revenues growing faster than marketing and sales expenses over that time period. We expect that marketing and sales expenses will continue to increase in absolute dollars.

  General and Administrative

     Our general and administrative expenses are primarily comprised of salaries and benefits for our administrative and management information systems security personnel, consulting fees, recruiting fees, depreciation on IT equipment and travel expenses.

     Our general and administrative expenses increased 299% to $26.6 million for the three month period ended March 31, 2000 from $6.7 million in the same respective period of the prior year. Our general and administrative expenses as a percentage of revenues decreased to 20% for the three month period ended March 31, 2000 from 22% for the same respective period of the prior year. The increase in general and administrative expenses in absolute dollars was primarily the result of increased compensation expenses associated with additional hiring of general and administrative personnel, including employees hired in connection with our business combinations, bad debt expenses, costs for consultants and professional services providers, higher depreciation and increased recruiting expenses. The decrease in general and administrative expenses as a percentage of revenues was primarily due to revenues growing faster than general and administrative expenses. We expect that general and administrative expense will continue to increase in absolute dollars.

     Product Development

     Our product development expenses consist primarily of salaries and benefits for our product development personnel and fees paid to consultants.

     Our product development expenses increased 150% to $3.9 million for the three month period ended March 31, 2000 from $1.5 million in the same respective period of the prior year. Our product development expenses as a percentage of revenues decreased to 3% for the three month period ended March 31, 2000 from 5% for the same respective period of the prior year. The increase in product development expenses in absolute dollars was primarily the result of increased compensation expenses associated with the hiring of additional product development personnel to develop our expanded service offerings. The decrease in product development expenses as a percentage of revenues resulted from revenues growing faster than product development expenses. We expect that product development expenses will continue to increase in absolute dollars.

  Amortization of Goodwill and Intangible Assets

     As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca Systems, Inc. in October 1998, American Information Systems, Inc. in February 1999, Cohesive in July 1999, GOL in December 1999 and KeyLabs in February 2000. In connection with those acquisitions, we have recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was approximately $7.8 million and $613,000 for the three month periods ended March 31, 2000 and 1999, respectively. These intangibles are being amortized on a straight-line basis over periods generally ranging from 2 to 8 years. We expect amortization related to goodwill and other intangible assets will continue to increase in absolute dollars.

Interest and other expense, net

     Our net interest and other expense increased to $28.7 million for the three month period ended March 31, 2000 from $5.5 million for the same period of the prior year. The increase in interest and other expense was primarily due to the $250 million of 5% convertible subordinated notes issued March 3, 1999, the $75 million 11 1/4% senior notes issued June 22, 1999, the $375 million and Euro 125 million 10 3/4% senior note financing and the $500 million 4 3/4% convertible note financing which occurred on December

8, 1999 and increased borrowings as we entered into equipment loans and lease agreements to finance the construction of our Internet Data Centers. In addition, in March 2000, holders of an aggregate principal amount of approximately $160.0 million of the Company's 5% Convertible Subordinated
Notes due March 15, 2006 converted the notes into approximately 14,000,000 shares of the Company's common stock. The Company made aggregate payments of approximately $3.2 million to the holders in connection with these conversions which is included in interest expense for the three month period ended March 31, 2000, in accordance with SFAS 84. The increase in interest expense was partially offset by increased interest and other income as a result of cash raised in our $75 million senior notes financing, along with our $375 million and Euro 125 million 10 3/4% senior note financing and our $500 million 4 3/4% convertible note financing which occurred on December 8, 1999. We expect that net interest and other expense will continue to increase as we enter into additional equipment leases and loans, obtain additional borrowings and long term debt and experience reduced interest income as a result of the decline in our cash reserves to fund working capital and other uses.

  EBITDA

     Our earnings before net interest and other expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges ("EBITDA") was $1.7 million for the three month period ended March 31, 2000 compared to an EBITDA loss of $11.8 million for the same period of the prior year. The increase in the level of EBITDA was primarily due to increased revenues from new and existing customers, as well as increases in revenues from our managed services and professional service offerings. The increase in revenue was partially offset by related increases in the costs of those revenues as well as operating expenses.

     Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

Liquidity and Capital Resources

     From inception through March 31, 2000, we have financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, our senior notes offerings in July 1998, June 1999 and December 1999, our convertible subordinated notes offerings in March 1999 and December 1999, and through various types of equipment loans and lease lines and working capital lines of credit. At March 31, 2000, our principal source of liquidity was approximately $863.4 million in cash and cash equivalents. In addition, due to our senior notes offering in December 1999, we also have the right to issue up to $100.0 million of additional senior notes on or prior to December 15, 2000. As of March 31, 2000, our outstanding bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and senior and convertible notes were approximately $1.4 billion.

     Since we began to offer server-hosting services in 1995, we have had significant negative cash flows from operating activities. Net cash used for operating activities for the three months ended March 31, 2000 was $21.1 million, primarily due to net losses and increases in accounts receivable and prepaid expenses and other assets, offset in part by depreciation and amortization and increases in accounts payable, accrued expenses and accrued interest payable. This compares to net cash used for operating activities for the three months ended March 31, 1999 of $16.3 million which was primarily due to net losses, an increase in accounts receivable and prepaid expenses and other assets and a decrease in accrued interest payable, offset in part by depreciation and amortization and an increase in accounts payable.

     Net cash used for investing activities for the three months ended March 31, 2000 was $160.5 million primarily due to capital expenditures for the continued construction of Internet Data Centers and an increase in restricted cash equivalents and investments, offset in part by a release of restricted cash equivalents and investments. This compares to net cash used for investing activities for the three months ended March 31, 1999 of $44.6 million which was due to capital expenditures for the construction of Internet Data Centers and the acquisition of AIS, offset in part by a release of restricted cash equivalents and investments.

     Net cash provided by financing activities for the three months ended March 31, 2000 was approximately $34.5 million, primarily due to the proceeds from our issuance of common stock. This compares to net cash provided by financing activities for the three months ended March 31, 1999 of $234.1 million which was primarily due to the proceeds from our issuance of $250 million of convertible subordinated notes, offset in part by payments on equipment loans and line of credit facilities.

     As of March 31, 2000, we had commitments under capital leases and under noncancellable operating leases of $65.8 million and $534.5 million, respectively, through 2016. In addition, in August 1999 we entered into capacity purchase agreements with Global Crossing USA, Inc. The agreements provide for a total potential outlay of approximately $105.0 million for fiber capacity and related maintenance covering approximately 25 years. As of March 31, 2000, we had expended $24.0 million.

     We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. We have a $30 million line of credit facility with a financial institution that is used for letters of credits required to obtain facilities for operating activities. We expect to finance capital expenditures primarily through the remaining net proceeds from our 10 3/4% senior notes and 4 3/4% convertible subordinated notes issued in December 1999, existing and future equipment loans and lease lines of credit, and issuances of additional debt and other financing activities. We believe our currently estimated working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and investments, cash from sales of services and proceeds from existing and future debt financings and existing and future equipment financing lines of credit.
We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See "Factors
Affecting Future Results--Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources."

  Recent Accounting Pronouncements

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to adopt SFAS No. 133 for the year ending December 31, 2001.

     Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We do not expect the adoption of SAB 101 to have a material effect on our consolidated financial position or results of operations.

     In March 2000, the Emerging Issues Task Force ("EITF") published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 outlines the accounting criteria for hosting arrangements. We do not expect the adoption of EITF Issue No. 00-3 to have a material effect on our consolidated financial position or results of operations.

     Stock-Based Compensation

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.


Factors Affecting Future Results

Our short operating history and heavy losses make our business difficult to evaluate

     Our limited operating history makes evaluating our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. Due to our short operating history, our business model is still evolving. We have incurred operating losses and negative cash flows each fiscal quarter and year since 1995. Our accumulated deficit was approximately $286.6 million at March 31, 2000. We anticipate continuing to make significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.

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

     .  fluctuations in bandwidth used by customers; and

     . licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries.

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


Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources

     The expansion of our network through the opening of additional Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have 21 Internet Data Centers located in the following metropolitan areas: Atlanta, Austin, Boston, Chicago, Frankfurt, London, Los Angeles, New York, Seattle, Silicon Valley, Tokyo, Toronto and Washington, D.C. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install telecommunications circuits and equipment and Internet Data Center facilities, and establish additional interconnections with Internet service providers. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

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

     .  the ability to deliver services when requested by the customer;

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

     .  national, foreign and regional ISPs;

     . global, regional and local telecommunications companies and Regional Bell Operating companies;

     .  IT outsourcing firms; and

     .  other technology services and products companies.

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


Our substantial leverage and debt service obligations adversely affect our cash flow

     We have substantial amounts of outstanding indebtedness, primarily from our 10 3/4% senior notes, 4 3/4% convertible subordinated notes, 11 1/4% senior notes, and our 5% convertible subordinated notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of, our debt when due. As of March 31, 2000, we had debt of approximately $1.4 billion. We also have the right to issue additional 10 3/4% senior notes on or prior to December 15, 2000 in an aggregate principal amount not to exceed $100.0 million. In addition, we expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and to obtain additional long term debt, working capital lines of credit and lease lines. We cannot be certain that any financing arrangements will be available.

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


We may experience difficulty in integrating our recent acquisitions which could harm our operating results

     In October 1998 we acquired the assets of Arca, in February 1999 we acquired AIS, in July 1999 we acquired Cohesive, in November 1999 we merged with SMI, and in December 1999 we acquired GOL. Furthermore, in February 2000, we completed our acquisition of KeyLabs and in April 2000, we completed our equity investment in Mirror Image. We continue to expend resources integrating Cohesive, SMI, and KeyLabs and the personnel hired in connection with acquisitions. As we acquire additional companies, we will incur additional expenses.

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


Customer satisfaction with our services is critical to our success

     Our customers demand a very high level of service. Our customer contracts generally provide a limited service level commitment related to the continuous availability of service on a 24 hours per day, seven-days-per-week basis. This commitment is generally limited to a credit consisting of free service for a short period of time for disruptions in Internet transmission services. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and customer dissatisfaction if our systems fail or our customers otherwise become unsatisfied.


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


We depend on network interconnections provided by third parties who may raise their fees or deny access

     We rely on a number of public and private network interconnections to allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue their interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any networks, many of which are significantly larger than we are, from increasing fees or denying access. In early 2000, one network with whom we previously maintained interconnections unilaterally terminated the interconnections. In the future, other networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers' access to their networks. In this event, we may not be able on a cost-effective basis to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be harmed.


Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets

     A component of our strategy is to expand into international markets. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999 and acquired an Internet Data Center in Tokyo through our acquisition of GOL in December 1999. In April, we opened two additional Internet Data Center in Frankfurt and Toronto. Furthermore, we plan to open additional international Internet Data Centers by the end of 2000. In order to expand our international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations.
In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

Our stock price has been volatile in the past and is likely to continue to be volatile

     The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and accordingly the trading price of our common stock has been and is likely to continue to be affected by this activity.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio which principally consists of money market funds with original maturities of 90 days or less. Current yields on these instruments, categorized as cash equivalents, range from approximately 5.50% to 6.00%. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers, and, by policy, limit the amount of risk by investing primarily in money market funds, debt instruments of the U.S. government and its agencies, and certificates of deposits. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations.

  Investment Risk

    We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since our initial investment, one of these investments in privately-held companies has become a marketable equity security upon the investee completing an initial public offering. Such an investment is subject to significant fluctuations in fair market value due to the volatility of the stock market, and is included in other assets.

  Foreign Currency Risk

    Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

    We are exposed to foreign exchange rate fluctuations on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation and on our Euro 125 million of 10 3/4% Senior Notes due 2009, which have periodic interest payments due in Euros on June 15 and December 15 of each year commencing on June 15, 2000. Furthermore, exchange rate volatility may negatively impact our financial results.



                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On February 11, 2000, we completed our acquisition of KeyLabs, Inc., a provider of e-business testing services based in Utah. The sales and issuance of the common stock was exempt from registration as a transaction not involving any public offering, in compliance with Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.    Exhibits
        Exhibit No.     Description of Exhibit
           10.17        Amended Executive Employment Policy
           27.01        Financial Data Schedule

b.      Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Exodus Communications, Inc.

By: /s/ Ellen M. Hancock                                         May 11, 2000
Ellen M. Hancock
President, Chief Executive Officer and Director

By: /s/ R. Marshall Case                                         May 11, 2000
R. Marshall Case
Executive Vice President, Finance and Chief Financial Officer