Form 10-Q
period 2000-06-30
EXODUS COMMUNICATIONS INC
filed 2000-08-14
CIK 1013740

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 2000
                                        ----------------------------


                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number                 000-23795
                      ----------------------------------------------


                          EXODUS COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   77-0403076
-----------------------------------     ----------------------------------------
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

Yes  X      No___
    ---

The number of shares outstanding of the issuer's common stock, par value $0.001, as of August 4, 2000 was 416,705,656 shares.

================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX
                                     -----

PART I.   Financial Information                                                       Page No.
          ---------------------                                                       --------
          Item 1.  Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets - June 30, 2000 and
                   December 31, 1999                                                      3
                   Condensed Consolidated Statements of Operations - Three
                   and Six Month Periods ended June 30, 2000  and 1999                    4
                   Condensed Consolidated Statements of Cash Flows -
                   Six Month Periods ended June 30, 2000 and 1999                         5
                   Notes to Condensed Consolidated Financial Statements                   6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             10
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk            24

PART II.  Other Information
          -----------------
          Item 1.  Legal Proceedings                                                     26
          Item 2.  Changes in Securities and Use of Proceeds                             26
          Item 3.  Defaults Upon Senior Securities                                       26
          Item 4.  Submission of Matters to a Vote of Security Holders                   26
          Item 5.  Other Information                                                     27
          Item 6.  Exhibits and Reports on Form 8-K                                      27
          Signatures                                                                     29

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                          EXODUS COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                          June 30, 2000               December 31, 1999
                                                                      --------------------           -------------------
                              Assets

Current assets:
    Cash and cash equivalents                                                   $  520,170                    $1,015,960
    Accounts receivable, net                                                       108,293                        61,916
    Prepaid expenses and other current assets                                       27,067                        15,331
                                                                      --------------------           -------------------
        Total current assets                                                       655,530                     1,093,207
Property and equipment, net                                                        762,883                       368,239
Restricted cash equivalents                                                         51,160                        35,390
Goodwill and other intangible assets                                               191,702                       156,002
Marketable equity securities                                                        58,968                            --
Investments                                                                        391,597                            --
Other assets                                                                       107,928                        90,052
                                                                      --------------------           -------------------
                                                                                $2,219,768                    $1,742,890
                                                                      ====================           ===================

               Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of equipment loans and line of credit facilities            $    8,305                    $    6,897
    Current portion of capital lease obligations                                    30,948                        17,162
    Accounts payable                                                               130,600                        60,203
    Accrued expenses                                                                65,696                        42,457
    Accrued interest payable                                                        32,805                        23,829
                                                                      --------------------           -------------------
        Total current liabilities                                                  268,354                       150,548
Equipment loans and line of credit facilities, less current portion                  3,849                         8,353
Capital lease obligations, less current portion                                     49,368                        40,343
Convertible subordinated notes                                                     572,237                       749,800
Senior notes                                                                       769,267                       776,231
                                                                      --------------------           -------------------
        Total liabilities                                                        1,663,075                     1,725,275
                                                                      --------------------           -------------------

Stockholders' equity:
    Common stock                                                                       415                           356
    Additional paid-in capital                                                     842,057                       247,805
    Deferred stock compensation                                                     (1,914)                       (2,894)
    Accumulated deficit                                                           (337,860)                     (228,216)
    Accumulated other comprehensive income                                          53,995                           564
                                                                      --------------------           -------------------
        Total stockholders' equity                                                 556,693                        17,615
                                                                      --------------------           -------------------
                                                                                $2,219,768                    $1,742,890
                                                                      ====================           ===================

     See accompanying notes to condensed consolidated financial statements
                                                                               3

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                                 --------------------------------   ------------------------------
                                                                      2000              1999            2000             1999
                                                                 ---------------    -------------   -------------   --------------
Revenues                                                               $ 179,553        $  42,616      $  313,695        $  72,726
Cost of revenues                                                         124,862           34,918         219,523           63,186
                                                                 ---------------    -------------   -------------   --------------
        Gross profit                                                      54,691            7,698          94,172            9,540
                                                                 ---------------    -------------   -------------   --------------

Operating expenses:
    Marketing and sales                                                   44,281           12,890          75,162           23,637
    General and administrative                                            29,978            8,351          56,590           15,028
    Product development                                                    3,562            1,843           7,413            3,386
    Amortization of goodwill and intangible assets                         8,793              819          16,562            1,432
                                                                 ---------------    -------------   -------------   --------------
        Total operating expenses                                          86,614           23,903         155,727           43,483
                                                                 ---------------    -------------   -------------   --------------

Operating loss                                                           (31,923)         (16,205)        (61,555)         (33,943)
Interest and other income (expense):
    Interest and other income                                             11,253            4,118          24,397            6,977
    Interest and other expense                                           (30,624)         (10,552)        (72,486)         (18,905)
                                                                 ---------------    -------------   -------------   --------------
        Total interest and other expense, net                            (19,371)          (6,434)        (48,089)         (11,928)
                                                                 ---------------    -------------   -------------   --------------

Net loss                                                               $ (51,294)       $ (22,639)     $ (109,644)       $ (45,871)
                                                                 ===============    =============   =============   ==============

Basic and diluted net loss per share                                   $   (0.12)       $   (0.07)     $    (0.28)       $   (0.14)
                                                                 ===============    =============   =============   ==============

Shares used in computing basic and diluted net loss per share            410,904          331,526         388,471          329,013
                                                                 ===============    =============   =============   ==============

   See accompanying notes to condensed consolidated financial statements.
                                                                               4

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 Six Months Ended June 30,
                                                                                             ---------------------------------
                                                                                                2000                   1999
                                                                                             ----------            -----------
Cash flows from operating activities
Net loss                                                                                     $ (109,644)           $   (45,871)
Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                                70,855                 12,807
    Loss on disposal of property and equipment                                                      730                     --
    Remeasurement gain on Euro denominated senior notes                                            (466)                    --
    Amortization of deferred stock compensation                                                   1,045                    375
    Amortization of debt issuance costs                                                             957                    425
    Interest accretion on restricted cash equivalents                                              (281)                (1,139)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                       (44,549)               (12,816)
      Prepaid expenses and other assets                                                         (12,131)                (6,767)
      Accounts payable                                                                           69,865                 13,406
      Accrued expenses                                                                           22,181                 11,215
      Accrued interest payable                                                                    8,976                  4,317
                                                                                             ----------            -----------
        Net cash provided by (used for) operating activities                                      7,538                (24,048)
                                                                                             ----------            -----------
Cash flows from investing activities
    Capital expenditures                                                                       (409,767)               (81,958)
    Business acquired, net of cash received                                                      (3,745)               (20,009)
    Release of restricted cash equivalents and investments                                       23,687                  3,325
    Increase in restricted cash equivalents and investments                                     (38,578)                    --
    Purchases of available-for-sale securities                                                   (5,500)                    --
    Investments                                                                                 (81,540)                    --
    Other assets                                                                                (23,797)                (8,131)
                                                                                             ----------            -----------
        Net cash used for investing activities                                                 (539,240)              (106,773)
                                                                                             ----------            -----------
Cash flows from financing activities
    Proceeds from issuance of common stock, net                                                  56,549                  9,577
    Payments on capital lease obligations                                                       (10,419)                (3,971)
    Proceeds from equipment loans and line of credit facilities                                     705                     --
    Payments on equipment loans and line of credit facilities                                    (4,130)               (12,280)
    Proceeds from convertible notes, net of offering costs                                           --                242,250
    Proceeds from senior notes, net                                                                  --                 73,425
                                                                                             ----------            -----------
        Net cash provided by financing activities                                                42,705                309,001
                                                                                             ----------            -----------

Net increase (decrease) in cash and cash equivalents                                           (488,997)               178,180
Effects of exchange rates on cash and cash equivalents                                           (6,793)                    --
Cash and cash equivalents at beginning of period                                              1,015,960                156,015
                                                                                             ----------            -----------
Cash and cash equivalents at end of period                                                      520,170            $   334,195
                                                                                             ==========            ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                   $   29,776            $    14,423
                                                                                             ==========            ===========
Non-cash investing and financing activities:
    Assets recorded under capital leases                                                     $   33,205            $    28,105
                                                                                             ==========            ===========
    Deferred compensation on grants of stock options                                         $      901            $        --
                                                                                             ==========            ===========
    Conversion of convertible subordinated notes into common stock                           $  177,563            $        --
                                                                                             ==========            ===========
    Issuance of common stock and assumption of stock options in connection
           with acquisition                                                                  $   50,077            $        --
                                                                                             ==========            ===========
    Issuance of common stock in connection with strategic investments                        $  310,057            $        --
                                                                                             ==========            ===========

See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, including notes thereto, included in the Company's 1999 Annual Report on Form 10-K. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following common shares outstanding as the effect of their inclusion is antidilutive as of the following dates (in thousands):

                                                                         June 30,
                                                                ------------------------
                                                                  2000             1999
                                                                -------           ------
        Shares issuable under stock options                     101,442           88,290
        Shares issuable pursuant to warrants to
            purchase common and redeemable convertible
            preferred stock                                         987            1,066
        Shares of redeemable convertible preferred
            stock and convertible preferred stock on
            an "as if converted basis" basis                         --            7,428
        Convertible subordinated notes on an "as if
            converted" basis                                     26,855               --

     The weighted-average exercise price of stock options was $15.83 and $2.49 for options outstanding as of June 30, 2000 and 1999, respectively. The weighted-average exercise price of warrants to purchase common and reedemable convertible preferred stock as of June 30, 2000 and 1999, was $0.93 and $0.90, respectively. As of June 30, 2000, $72.2 million and $500.0 million of convertible notes are convertible into the common stock at a conversion rate of 175.1408 shares and 28.4068 shares, respectively, per $1,000 principal amount of convertible notes, subject to adjustment, in certain events and at each holder's option.

NOTE 3 - REVENUE RECOGNITION

     The Company's revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services, managed services, and professional services and use of equipment and software provided by the Company, (ii) revenues from sales or rentals of third-party equipment to customers and (iii) fees for installation and certain professional services. Currently, substantially all of the Company's revenue is derived from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs and equipment sales revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. The Company sells third-party equipment to its customers as an accommodation to facilitate their purchase of services. Sales of third party equipment account for less than 10% of total revenues for all periods presented. One-time professional service fees are typically recognized when services are rendered.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                   June 30, 2000              December 31,
                                                                                                  1999
                                                                   -------------             -------------
     Data centers and related equipment                              $652,513                  $ 332,092
     Furniture, fixtures, computer equipment and other                 69,787                     55,790
     Construction in progress                                         146,804                     35,663
                                                                     --------                  ---------
                                                                      869,104                    423,545
     Less accumulated depreciation and amortization                   106,221                     55,306
                                                                     --------                  ---------
                                                                     $762,883                  $ 368,239
                                                                     ========                  =========

     Computer and other equipment and certain data center infrastructure are recorded under capital leases that aggregated $104,158,000 and $70,953,000 as of June 30, 2000 and December 31, 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $35,332,000 and $23,853,000 as of June 30, 2000 and December 31, 1999, respectively.

NOTE 5 - ACQUISITIONS AND INVESTMENTS

     On July 27, 1999, the Company completed its acquisition of Cohesive Technology Solutions, Inc. ("Cohesive"). Pursuant to the exchange ratios applied in the acquisition, the Company issued 3,201,592 shares of Exodus common stock and paid approximately $50,000,000 in cash and assumed options to purchase a total of 817,424 shares of Exodus common stock for a total purchase price of approximately $112,000,000. The acquisition was accounted for as a purchase with the results of Cohesive's operations included from the acquisition date.

     On December 17, 1999, the Company acquired 85% of the common stock of Global Online Japan Co., Ltd. ("GOL") of Tokyo, Japan. The Company issued 830,592 shares of Exodus common stock and paid approximately $12,000,000 in cash for a total purchase price of approximately $36,000,000. As the Company has a majority share of 85% in GOL, the Company has consolidated GOL's results of operation with its results of operations. The acquisition was accounted for as a purchase with the results of GOL's operations included from the acquisition date. The minority interest related to GOL is not material.

     On February 11, 2000, the Company completed its acquisition of KeyLabs, Inc. ("KeyLabs"), a provider of e-business testing services based in Utah. The Company issued approximately 786,000 shares of Exodus common stock in exchange for all outstanding shares of KeyLabs' common stock and reserved approximately 202,000 shares of common stock for issuance upon the exercise of KeyLabs' options the Company assumed pursuant to the agreement, for total consideration valued at approximately $50,000,000. The transaction was accounted for as a purchase with the results of KeyLabs' operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $48,210,000 and was attributed primarily to goodwill ($46,140,000), customer lists ($1,450,000) and assembled workforce ($620,000). These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years.

     The summary table below, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999, assuming Cohesive, GOL and KeyLabs had been acquired as of January 1, 1999 (in thousands, except per share data):

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                   ---------------------------------    ---------------------------------
                                                        2000               1999             2000               1999
                                                   ---------------     -------------    --------------     --------------
              Revenues                                 $ 179,553         $  60,464        $  314,844          $ 105,984
              Net loss                                 $ (51,294)        $ (34,557)       $ (110,785)         $ (68,079)
              Basic and diluted net loss per share     $   (0.12)        $   (0.10)       $    (0.28)         $   (0.20)
              Shares used in pro forma per share
                computation                              410,904           336,344           388,817            333,831

       The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

       In April 2000, the Company closed its investment in the common stock of Mirror Image Internet, Inc. ("Mirror Image"), a privately held company and a provider of content distribution services. $75.0 million of the investment was paid in cash, with the balance of the consideration consisting of 7,516,536 shares of the Company's common stock. The total value of the investment on the closing date was approximately $385.1 million, plus certain professional fees associated with the investment. The Company holds less than 20% ownership and does not exert significant influence over operations. The investment is accounted for under the cost method.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

                                            June 30, 2000      December 31,
                                                                   1999
                                            -------------      -------------
       Goodwill                                  $168,105          $ 117,950
       Customer lists                              38,492             37,007
       Workforce in place                          11,246             10,624
                                            -------------      -------------
                                                  217,843            165,581
       Less accumulated amortization               26,141              9,579
                                            -------------      -------------
                                                $191,702          $ 156,002
                                            =============      =============


       Goodwill and other intangible assets are being amortized on a straight-line basis over periods generally ranging from 2 to 8 years.

NOTE 7 - CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT FACILITIES

       In March 2000, holders of an aggregate principal amount of approximately $160.0 million of the Company's 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 28,000,000 shares of the Company's common stock. The Company made aggregate payments of approximately $3,200,000 to the holders in connection with these conversions, which is included in interest expense for the six month period ended June 30, 2000, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 84, Induced Conversion of Convertible Debt. Also, holders of an additional approximately $18.0 million principal amount of the Company's 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 3,200,000 shares of the Company's common stock. The Company did not make any payments in connection with these conversions.

       In April 2000, the Company entered into an agreement to increase its existing $20,000,000 line of credit facility with a financial institution to $30,000,000. This line of credit will expire in December 2000 and is to be used solely for letters of credit.

NOTE 8 - COMPREHENSIVE LOSS

       The components of comprehensive loss are as follows (in thousands):

                                                            Three Months Ended June 30,            Six Months Ended June 30,
                                                         ----------------------------------     -------------------------------
                                                              2000                1999               2000              1999
                                                         --------------      --------------     --------------     ------------
     Net loss                                                 $ (51,294)          $ (22,639)        $ (109,644)       $ (45,871)
     Unrealized gain on available-for-sale securities            48,363                  --             53,468               --
     Foreign currency translation loss                               --                  --                (37)              --
                                                         --------------      --------------     --------------     ------------
     Comprehensive loss                                        $ (2,931)          $ (22,639)        $  (56,213)       $ (45,871)
                                                         ==============      ==============     ==============     ============

       Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities, which are included in marketable equity securities on the condensed consolidated balance sheets, and cumulative translation adjustments. There was no significant tax effect on the components of comprehensive loss for the three-month and six-month periods ended June 30, 2000 and 1999.

NOTE 9 - SEGMENT INFORMATION

       The Company operates a number of Internet Data Centers throughout North America and internationally. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each Internet Data Center provides the same Internet related services to a similar type of customer who may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Internet Data Center operations primarily include services such as server infrastructure support, Internet connectivity and managed services.

       With the acquisition of Cohesive on July 27, 1999, the chief operating decision maker began reviewing financial information and business performance and allocating resources based on both Internet Data Center operations and professional services, given Cohesive's expertise in networking, Internet-based applications and technology solutions. As a result, the Company identified professional services as an additional reportable segment. Professional services primarily include services such as network design and development, Internet-based and application development, and information technology strategy.

       Financial information for the Company's reportable segments is presented below:

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                            -------------------------------     --------------------------------
                                                                2000              1999              2000              1999
                                                            --------------    -------------     --------------    --------------
             Revenues:
                  Internet Data Centers                          $150,584          $38,740           $260,470           $67,249
                  Professional services                            28,969            3,876             53,225             5,477
                                                            -------------     ------------      -------------     -------------
                     Total revenues                              $179,553          $42,616           $313,695           $72,726
                                                            =============     ============      =============     =============

             Operating profit (loss):
                  Internet Data Centers                           $41,554           $8,770            $59,121           $12,820
                  Professional services                             4,742              270              7,771             (299)
                  Corporate areas                                 (78,219)         (25,245)          (128,447)          (46,464)
                                                            -------------     ------------      -------------     -------------
                     Total operating loss                        $(31,923)        $(16,205)          $(61,555)         $(33,943)
                                                            =============     ============      =============     =============

                                                                     June 30, 2000         December 31, 1999
                                                                    -----------------     ---------------------
             Total assets:
                  Internet Data Centers                                     $690,038                 $ 314,452
                  Professional services                                        3,949                     3,068
                  Corporate assets                                         1,525,781                 1,425,370
                                                                    -----------------     ---------------------
                     Total assets                                         $2,219,768               $ 1,742,890
                                                                    =================     =====================


NOTE 10 - STOCK SPLIT

         On June 20, 2000, the Company completed a two-for-one stock split effected in the form of a stock dividend. Share and per share amounts in the accompanying condensed consolidated financial statements reflect this two-for-one stock split retroactively.

NOTE 11 - SUBSEQUENT EVENT

         In July 2000, the Company issued $1,000,000,000 of 11 5/8% Senior Notes due 2010 and Euro 200,000,000 of 11 3/8% Senior Notes due 2008 for aggregate net proceeds of approximately $1.155 billion (net of offering expenses). Interest is payable semiannually on January 15 and July 15 of each year.

         In July 2000, the Company entered into an agreement to extend the expiration date of its existing $30,000,000 line of credit facility with a financial institution from December 31, 2000 to March 31, 2001.

       In July 2000, the Company filed a registration statement with the Securities and Exchange Commission to register the offer and sale of up to $2.0 billion of debt and equity securities in on or more public offerings over the next two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are identified by words such as "believes," "anticipates," "expects," "estimates," "intends," "will," "may," and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled "Factors Affecting Future Results" consists primarily of forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K, that advise interested parties of risks and uncertainties that may affect our business. These risks and uncertainties include: difficulties in achieving timely expansion of our network and opening of additional Internet Data Centers; difficulties in executing our current business plan, including the integration of acquired companies; retaining customers and attracting new customers; and difficulties in developing and deploying new services. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.

Overview

       As the leading provider of services for companies with complex Internet businesses, Exodus offers a wide range of capabilities, from sophisticated managed and professional services to state-of-the-art facilities to one of the most technologically advanced global networks in the world.

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

       We opened our first Internet Data Center in the Silicon Valley metropolitan area in August 1996. Since that time, we have opened additional North American Internet Data Centers in the metropolitan areas of New York (March 1997 and September 1999), Silicon Valley (August 1997, June 1998, June 1999 and June 2000), Seattle (September 1997 and June 1999), Los Angeles (October 1997 and September 1999), Washington, D.C. (December 1997 and May
1999), Boston (July 1998 and December 1999), Chicago (April 1999), Austin, Texas (November 1999), Atlanta (December 1999) and Toronto, Canada (April 2000). In addition, we opened our first Internet Data Center outside of the United States in London in June 1999. In December 1999, we acquired Global OnLine Japan Co., Ltd. of Tokyo, Japan, which has an Internet Data Center located in Tokyo. We relocated this Internet Data Center to a new facility in Tokyo in March 2000. In April 2000, we opened an Internet Data Center in Frankfurt, Germany. The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See "Factors Affecting Future Results--Our substantial leverage and debt service obligations adversely affect our cash flow" and "-- Liquidity and Capital Resources" below.

       On March 3, 1999, we issued $250.0 million of 5% Convertible Subordinated Notes due March 15, 2006 for aggregate net proceeds of approximately $242.1 million (net of offering expenses). The convertible notes are convertible into our common stock at a conversion rate of 175.1408 shares per $1,000 principal amount of convertible notes, subject to adjustment in certain events and at each holder's option. Interest on the convertible notes is payable on March 15 and September 15 of each year. On December 8, 1999, we issued $500.0 million of 4 3/4% Convertible Subordinated Notes due July 15, 2008 for aggregate net proceeds of approximately $485.0 million (net of offering expenses). These convertible notes are convertible into our common stock at a conversion rate of 28.4068 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. Interest is payable on January 15 and July 15 of each year.

       On June 22, 1999, we issued an additional $75.0 million of 11 1/4% Senior Notes due 2008 at 100.50% plus accrued interest, if any, from June 22, 1999, for aggregate net proceeds of approximately $73.2 million (net of offering expenses). Interest is payable semi-annually on January 1 and July 1 of each year. On December 8, 1999, we issued $375.0 million and Euro 125.0 million of 10 3/4% Senior Notes due 2009 for aggregate net proceeds of approximately $486.0 million (net of offering expenses). Interest is payable semiannually on June 15 and December 15 of each year.

       We completed our merger with Service Metrics, Inc. ("SMI") on November 23, 1999. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if we and SMI had always been combined. In connection with the merger, we incurred one-time expenses of approximately $4.1 million, which are included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. SMI is a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of Web sites. Under the terms of the agreement, the former shareholders and option holders of SMI common stock received shares and options of Exodus common stock at the rate of approximately 0.504 shares of Exodus common stock for each share of SMI common stock. We issued a total of approximately 12,600,000 shares of Exodus common stock in exchange for all outstanding shares of SMI common stock and reserved approximately 1,500,000 shares of common stock for issuance upon the exercise of SMI options we assumed pursuant to the agreement.

       On February 11, 2000, we acquired KeyLabs, a provider of e-business testing services based in Utah. We issued approximately 786,000 shares of Exodus common stock in exchange for all outstanding shares of KeyLabs' common stock and reserved approximately 202,000 shares of common stock for issuance upon the exercise of KeyLabs' options we assumed pursuant to the agreement, for total consideration valued at approximately $50.0 million. The transaction was accounted for as a purchase with the results of KeyLabs' operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $48.2 million and was attributed primarily to goodwill ($46.1 million), customer lists ($1.5 million) and assembled workforce ($620,000). These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years.

       In April 2000, we closed on an investment in the common stock of Mirror Image Internet, Inc. ("Mirror Image"), a privately held company and a provider of content distribution services. $75.0 million of the investment was paid in cash, with the balance of the consideration consisting of 7,516,536 shares of our common stock. Those shares were registered for resale in May 2000. The total value of the investment on the closing date was approximately $385.1 million, plus certain profesional fees associated with the investment. We hold less than 20% ownership and do not exert significant influence over operations. The investment is accounted for under the cost method. We also entered into a commercial agreement to offer Mirror Image's content distribution services and to deploy Mirror Image Content Access Point architecture throughout our Internet Data Center network.

       In July 2000, we issued $1.0 billion of 11 5/8% Senior Notes due 2010 and Euro 200.0 million of 11 3/8% Senior Notes due 2008, for aggregate net proceeds of approximately $1.155 billion (net of offering expenses). Interest is payable semiannually on January 15 and July 15 of each year.

       We intend to expand domestically and internationally. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be, an Internet Data Center. In addition, we intend to make services an increasingly significant portion of our offerings. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See "Factors Affecting Future Results--Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources".

       Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each fiscal quarter and year. As of June 30, 2000, we had an accumulated deficit of approximately $337.9 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our business operations, our prospects and us difficult. We intend to invest in new Internet Data Centers and other sites, product development and sales and marketing programs. We therefore believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management solutions, we encounter risks, expenses and difficulties that affect our business and prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or that we will sustain profitability. See "Factors Affecting Future Results-- Our short operating history and heavy losses make our business difficult to evaluate."

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of total revenues for the three and six month periods ended June 30, 2000 and 1999. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements included in our 1999 Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q. These operating results are not indicative of the results to be expected for any future period.

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                           -----------------------------------    ---------------------------------
                                                                2000                1999              2000               1999
                                                           ----------------     --------------    --------------    ---------------
Revenues                                                              100%               100%              100%               100%
Cost of Revenues                                                       70%                82%               70%                87%
                                                           ----------------     --------------    --------------    ---------------
        Gross Profit                                                   30%                18%               30%                13%
                                                           ----------------     --------------    --------------    ---------------

Operating expenses:
    Marketing and sales                                                24%                30%               24%                32%
    General and administrative                                         17%                20%               18%                21%
    Product development                                                 2%                 4%                3%                 5%
    Amortization of goodwill and intangible assets                      5%                 2%                5%                 2%
                                                           ----------------     --------------    --------------    ---------------
        Total operating expenses                                       48%                56%               50%                60%
                                                           ----------------     --------------    --------------    ---------------

Operating loss                                                       (18%)              (38%)             (20%)              (47%)
Interest and other income (expense):
    Interest and other income                                           6%                10%                8%                10%
    Interest and other expense                                       (17%)              (25%)             (23%)              (26%)
                                                           ----------------     --------------    --------------    ---------------
        Total interest and other expense, net                        (11%)              (15%)             (15%)              (16%)
                                                           ----------------     --------------    --------------    ---------------

Net loss                                                             (29%)              (53%)             (35%)              (63%)
                                                           ================     ==============    ==============    ===============


  Revenues

     Our revenues consist of (1) monthly fees for customer use of Internet Data Center sites, network services, managed services and professional services, and use of equipment and software provided by us, (2) revenues from sales or rentals of third-party equipment to customers and (3) fees for installation and certain professional services. Currently, substantially all of our revenues are derived from services. Revenues, other than installation fees, equipment sales to customers and certain professional services, are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs and equipment sales revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services. Sales of third-party equipment account for less than 10% of total revenues for all periods presented. One-time professional service fees are typically recognized when the services are rendered.

     Our revenues increased 321% and 331% to $179.6 million and $313.7 million, respectively, for the three-month and six-month periods ended June 30, 2000 from $42.6 million and $72.7 million in the same periods of the prior year. Revenues generated by Internet Data Centers increased to $150.6 million and $260.5 million, respectively, for the three-month and six-month periods ended June 30, 2000 from $38.7 million and $67.2 million in the same periods of the prior year. This growth in revenues was primarily the result of opening new Internet Data Centers, expanding existing Internet Data Centers, increases in the number of new customers and increases in revenues from existing customers. In addition, revenues generated by professional services increased to $29.0 million and $53.2 million for the three-month and six-month periods ended June 30, 2000 from $3.9 million and $5.5 million in the same periods of the prior year which was primarily due to increases in revenues arising from increases in the number of customers and revenues generated from the acquisition of Cohesive in July 1999.

   Cost of Revenues

     Our cost of revenues is comprised of the costs for salaries and benefits for our customer service and operations personnel (customer service personnel, network engineers and professional services personnel), depreciation and amortization, costs of network and local telecommunications circuits, interconnections to other networks, rent, consultants' fees, repairs and utilities related to our Internet Data Centers and other sites, and costs of third-party equipment sold or rented to customers.

     Cost of revenues increased 258% and 247% to $124.9 million and $219.5 million, respectively, for the three-month and six-month periods ended June 30, 2000 from $34.9 million and $63.2 million in the same periods of the prior year. Our cost of revenues as a percentage of revenues decreased to 70% for each of the three-month and six-month periods ended June 30, 2000 from 82% and 87% for the same periods of the prior year. The increase in cost of revenues in absolute dollars from the six-month period ended June 30, 1999 to the six-month period ended June 30, 2000 was primarily the result of higher costs associated with hiring additional employees and consultants, including professional services employees hired in connection with our business combinations, increased depreciation due to capital expenditures related to the buildout and expansion of Internet Data Centers and increased traffic on our network and to other networks, which in aggregate represented more than 70% of the increase. Cost of revenues also increased in absolute dollars due to increased rent, increased utilities and other costs related to the opening and expanding of Internet Data Centers. The decrease in cost of revenues as a percentage of revenues primarily resulted from revenues from new and existing Internet Data Centers increasing faster than related costs of revenues as we have realized economies of scale from our investments. We expect that cost of revenues will continue to increase in absolute dollars.

  Marketing and Sales

     Our marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees and travel and entertainment expenses.

     Our marketing and sales expenses increased 244% and 218% to $44.3 million and $75.2 million, respectively, for the three-month and six-month periods ended June 30, 2000 from $12.9 million and $23.6 million in the same periods of the prior year. Our marketing and sales expenses as a percentage of revenues decreased to 24% and 24%, respectively, for the three-month and six-month periods ended June 30, 2000 from 30% to 32% for the same periods of the prior year. The increase in marketing and sales expenses in absolute dollars from the six-month period ended June 30, 1999 to the six-month period ended June 30, 2000 was primarily the result of increased compensation and related expenses associated with hiring additional marketing and sales personnel, including employees hired in connection with our business combinations and increased travel expenses, which in aggregate represented more than 80% of the increase. Marketing and Sales expenses also increased in absolute dollars due to increased marketing program expenses and increased rent. The decrease in marketing and sales expenses as a percentage of revenues was primarily due to revenues growing faster than marketing and sales expenses over that time period and reflects the emergence of economies of scale as a result of our investment. We expect that marketing and sales expenses will continue to increase in absolute dollars.

  General and Administrative

     Our general and administrative expenses are primarily comprised of salaries and benefits for our administrative and management information systems security personnel, consulting fees, recruiting fees, depreciation on IT equipment and travel expenses.

     Our general and administrative expenses increased 259% and 277% to $30.0 million and $56.6 million, respectively, for the three-month and six-month periods ended June 30, 2000 from $8.4 million and $15.0 million in the same periods of the prior year. Our general and administrative expenses as a percentage of revenues decreased to 17% and 18%, respectively, for the three-month and six-month periods ended June 30, 2000 from 20% and 21% for the same periods of the prior year. The increase in general and administrative expenses in absolute dollars from the six-month period ended June 30, 1999 to the six-month period ended June 30, 2000 was primarily the result of increased compensation expenses associated with additional hiring of general and administrative personnel, including employees hired in connection with our business combinations, bad debt expenses, costs for consultants and professional services providers and higher depreciation expenses, which in aggregate represents more than 70% of the increase. General and administrative expenses also increased in absolute dollars due to increased recruiting expenses, increased freight expenses and increased rent. The decrease in general and administrative expenses as a percentage of revenues was primarily due to revenues growing faster than general and administrative expenses and reflects the emergence of economies of scale as a result of our investments. We expect that general and administrative expense will continue to increase in absolute dollars.

  Product Development

     Our product development expenses consist primarily of salaries and benefits for our product development personnel and fees paid to consultants.

     Our product development expenses increased 93% and 119% to $3.6 million and $7.4 million, respectively, for the three-month and six-month periods ended June 30, 2000 from $1.8 million and $3.4 million in the same periods of the prior year. Our product development expenses as a percentage of revenues decreased to 2% and 3%, respectively, for the three-month and six-month periods ended June 30, 2000 from 4% and 5% for the same periods of the prior year. The increase in product development expenses in absolute dollars from the six-month period ended June 30, 1999 to the six-month period ended June 30, 2000 was primarily the result of increased compensation expenses associated with the hiring of additional product development personnel to develop our expanded service offerings, which represented more than 80% of the increase. The decrease in product development expenses as a percentage of revenues resulted from revenues growing faster than product development expenses and reflects the emergence of economies of scale as a result of our investments. We expect that product development expenses will continue to increase in absolute dollars.

   Amortization of Goodwill and Intangible Assets

     As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca Systems, Inc. in October 1998, American Information Systems, Inc. ("AIS") in February 1999, Cohesive in July 1999, GOL in December 1999 and KeyLabs in February 2000. In connection with those acquisitions, we have recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was approximately $8.8 million and $819,000 for the three month periods ended June 30, 2000 and 1999, respectively, and $16.6 million and $1.4 million for the six month periods ended June 30, 2000 and 1999, respectively. These intangibles are being amortized on a straight-line basis over periods generally ranging from 2 to 8 years. We expect amortization related to goodwill and other intangible assets will continue to increase in absolute dollars.

   Interest and other expense, net

     Our net interest and other expense increased to $19.4 million and $48.1 million for the three-month and six-month periods ended June 30, 2000 from $6.4 million and $11.9 million for the same periods of the prior year. The increase in interest and other expense was primarily due to our increasing additional indebtedness, primarily $250.0 million of 5% convertible subordinated notes issued March 3, 1999, $75.0 million 11 1/4% senior notes issued June 22, 1999, $375.0 million and Euro 125.0 million 10 3/4% senior note financing and the $500 million 4 3/4% convertible note financing which occurred on December 8, 1999, and secondarily increased borrowings as we entered into equipment loans and lease agreements to finance the construction of our Internet Data Centers. In March 2000, holders of an aggregate principal amount of approximately $160.0 million of the Company's 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 28,000,000 shares of the Company's common stock. The Company made aggregate payments of approximately $3.2 million to the holders in connection with these conversions which is included in interest expense for the six month period ended June 30, 2000, in accordance with SFAS
84. The increase in interest expense was partially offset by increased interest and other income as a result of cash raised in our sales of senior notes and convertible notes. We expect that net interest and other expense will continue to increase as we enter into additional equipment leases and loans, obtain additional borrowings and long term debt and experience reduced interest income as a result of the decline in our cash reserves to fund working capital and other uses. For example, we expect to enter into a secured bank credit facility in the amount of up to $600.0 million which will cause borrowing expenses to increase each year the facility can be fully utilized.

  EBITDA

     Our earnings before net interest and other expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges, including fixed asset write-offs, ("EBITDA") were $8.6 million and $10.3 million for the three-month and six-month periods ended June 30, 2000 compared to an EBITDA loss of $8.7 million and $20.5 million for the same periods of the prior year. The increase in the level of EBITDA was primarily due to increased revenues from new and existing customers, as well as increases in revenues from our managed services and professional service offerings. The increase in revenue was partially offset by related increases in the costs of those revenues as well as increased operating expenses.

     Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

Liquidity and Capital Resources

     From inception through June 30, 2000, we have financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, our senior notes offerings in July 1998, June 1999 and December 1999, our convertible subordinated notes offerings in March 1999 and December 1999, and through various types of equipment loans and lease lines and working capital lines of credit. At June 30, 2000, our principal source of liquidity was approximately $520.2 million in cash and cash equivalents. In addition, in July 2000, we issued $1.0 billion of our 11 5/8% Senior Notes and Euro 200.0 million of our 11 3/8% Senior Notes. We also have the right to issue up to $100.0 million of additional 10 3/4% Senior Notes on or prior to December 8, 2000, up to $100.0 million of additional 11 5/8% Senior Notes prior to the maturity date of those notes and Euro 100.0 million of additional 11 3/8% Senior Notes prior to the maturity of those notes. As of June 30, 2000, our outstanding bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and senior and convertible notes were approximately $1.4 billion. Furthermore, we expect to enter into secured credit facilities, under which we will be permitted to borrow up to $600.0 million. However, there can be no assurance as to whether, or on what terms, we will obtain the credit facilities. In addition, existing financing arrangements require us to maintain compliance with certain covenants including minimum cash balance and other profitability based measurements. As of June 30, 2000, we were in compliance with all such covenants.

     Net cash provided by operating activities for the six-month period ended June 30, 2000 was $7.5 million, primarily due to depreciation and amortization and increases in accounts payable and accrued expenses, offset by net losses and increases in accounts receivable and prepaid expenses. This compares to net cash used for operating activities for the six-month period ended June 30, 1999 of $24.0 million which was primarily due to net losses, an increase in accounts receivable and prepaid expenses and other assets, offset in part by depreciation and amortization and an increase in accounts payable, accrued expenses and accrued interest payable.

     Net cash used for investing activities for the six-months ended June 30, 2000 was $539.2 million primarily due to capital expenditures for the continued construction of Internet Data Centers, our investment in Mirror Image, an increase in restricted cash equivalents and investments and increase in other assets, offset in part by a release of restricted cash equivalents and investments. This compares to net cash used for investing activities for the six-months ended June 30, 1999 of $106.8 million which was due to capital expenditures for the construction of Internet Data Centers, the acquisition of AIS and expenditures related to a telecommunication agreement in which we entered.

     Net cash provided by financing activities for the six-month period ended June 30, 2000 was approximately $42.7 million, primarily due to the proceeds from our issuance of common stock and exercise of employee stock options, offset in part by payments on capital lease obligations, equipment loans and line of credit facilities. This compares to net cash provided by financing activities for the six-month period ended June 30, 1999 of $309.0 million which was primarily due to the proceeds from our issuance of $250 million of convertible subordinated notes and our $75.0 million offering of senior notes, offset in part by payments on capital lease obligations, equipment loans and line of credit facilities.

     As of June 30, 2000, we had commitments under capital leases and under noncancellable operating leases of $80.3 million and $639.4 million, respectively, through 2016. In addition, in August 1999 we entered into capacity purchase agreements with Global Crossing USA, Inc. The agreements provide for a total potential outlay of approximately $105.0 million for fiber capacity and related maintenance covering approximately 25 years; as of June 30, 2000, we had expended $43.5 million for this purpose.

     We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. We have a $30.0 million line of credit facility with a financial institution that is used for letters of credit required to obtain facilities for operating activities. We expect to finance capital expenditures primarily through the net proceeds from our 11 5/8% and 11 3/8% Senior Notes issued in July 2000 and the remaining net proceeds from our 10 3/4% senior notes and 4 3/4% convertible subordinated notes issued in December 1999, borrowings under the anticipated secured credit facilities, existing and future equipment loans and lease lines of credit, and issuances of additional debt and other financing activities. We believe our currently estimated working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and investments, cash from sales of services and proceeds from existing and future debt financings and existing and future equipment financing lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See "Factors Affecting Future Results--Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources."

  Recent Accounting Pronouncements

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 2000, we entered into a foreign currency exchange contract in order to reduce the impact of currency fluctuations related to our Euro denominated senior notes. We will be required to adopt SFAS No. 133 for the year ending December 31, 2001. We expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although we do not expect the adoption of SAB 101 to have a material effect on our consolidated financial position or results of operations,implementation guidance is expected to be released by the SEC in the near term.

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

  Stock-Based Compensation

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on our consolidated financial position or results of operations.

Factors Affecting Future Results

  Our short operating history and heavy losses make our business difficult to evaluate

     Our limited operating history makes evaluating our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in 1995, opened our first dedicated Internet Data Center in August 1996 and introduced Managed Services in 1997 and Professional Services in 1998. Due to our short operating history, our business model is still evolving. We have incurred operating losses and negative cash flows each fiscal quarter and year since 1995. Our accumulated deficit was approximately $337.9 million at June 30, 2000. We anticipate continuing to make significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.

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

       .  customer discounts and credits;

       .  the mix of services we sell;

       . the timing and success of marketing efforts and service introductions by us and our competitors;

       . the introduction by third parties of new Internet and networking technologies;

       .  changes in our pricing policies and our competitors, pricing policies;

       .  fluctuations in bandwidth used by customers; and

       . delays in obtaining licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries.

       In addition, a relatively large portion of our expenses are fixed in the short term, particularly with respect to telecommunications, depreciation, substantial interest expenses, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Furthermore, if we were to be unable to continue leveraging third-party products in our services offerings, our product development costs could increase significantly. Finally, many of our customers are emerging growth companies with negative cash flows, and there is the possibility that we will not be able to collect receivables on a timely basis.

    Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources

       The expansion of our network through the opening of additional Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have 22 Internet Data Centers located in the following metropolitan areas: Atlanta, Austin, Boston, Chicago, Frankfurt, London, Los Angeles, New York, Seattle, Silicon Valley, Tokyo, Toronto and Washington, D.C. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install telecommunications circuits and equipment and Internet Data Center facilities, and establish additional interconnections with Internet service providers. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

       We expect to expend substantial resources for leases or the purchases of real estate, significant improvements of facilities, purchase of complementary businesses, assets and equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support and sales and marketing personnel with the establishment of each new Internet Data Center. Moreover, we expect to make additional significant investments in sales and marketing and the development of new services as part of our expansion strategy. If we fail to generate sufficient cash flows or to raise sufficient funds, we may be required to delay or abandon development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

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

    Because we compete with much larger companies and there are few barriers to entry of new competitors, we are always at risk that we will lose business to existing and new competitors

       Our market is intensely competitive. There are few barriers to entry, and we expect to face additional competition from existing competitors and new market entrants. Many companies have already announced that they intend to begin to provide services or they will expand their service offerings in ways that are competitive with our services. The principal competitive factors in our market include:

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

       There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our current and potential competitors in the market include:

       .  providers of server hosting services;

       .  national, foreign and regional internet service providers;

       . global, regional and local telecommunications companies and Regional Bell Operating Companies; and

       .  Information technology outsourcing firms.

       Many of our competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, they may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, some of these competitors have entered into and are likely to continue to enter into, business relationships to provide additional services competitive with those we provide.

       Some of our competitors may be able to provide their customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions. In addition, we believe our market is likely to consolidate in the near future, which could result in increased competition, including price competition.

    Our market is new and our services may not be generally accepted by enterprises looking to outsource their mission-critical Internet operations, which could harm our operating results

       The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. We currently incur costs greater than our revenues. If we cannot retain or grow our customer base, we will not be able to increase our sales and revenues or create economies of scale to offset our costs. Our future growth depends on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost- effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business will be adversely affected. In addition, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings and delivery.

    Our substantial leverage and debt service obligations adversely affect our cash flow

       We have substantial amounts of outstanding indebtedness, primarily from our 11 5/8% Senior Notes, 11 3/8% Senior Notes, 10 3/4% Senior Notes, 4 3/4% Convertible Subordinated Notes, 11 1/4% Senior Notes, and our 5% Convertible Subordinated Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of the notes and our other debt when due. As of June 30, 2000, we had debt of approximately $1.4 billion, which does not include the issuance of our 11 5/8% Senior Notes and our 11 3/8% Senior Notes in July 2000. We also have the right to issue $100.0 million of additional 10 3/4% Senior Notes on or prior to December 8, 2000, $100.0 million of additional 11 5/8% Senior Notes before the maturity date of those notes and Euro 100.0 million of additional 11 3/8% Senior Notes before the maturity date of those notes. Furthermore, we expect to enter into secured credit facilities for up to $600.0 million, and the notes would be effectively subordinated to any borrowings under the credit facilities. In addition, we expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and to obtain additional long-term debt, working capital lines of credit and lease lines. We cannot be certain that any financing arrangements will be available.

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

       . limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

       . placing us at a possible competitive disadvantage compared to competitors with less leverage or competitors that have better access to capital resources.

    We are subject to restrictive covenants in our note indentures that limit our flexibility in managing our business

       Our senior notes and convertible subordinated notes contain various restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Our anticipated secured bank credit facility is likely to have more restrictive covenants. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios and comply with covenants restricting our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

       In addition, a number of instruments evidencing our debt restrict the manner in which the funds raised in our debt financings and debt incurred in the future may be used.

    We must manage growth effectively by expanding operating and financial procedures, controls and systems or our business will be harmed

       We are experiencing, and we expect to continue to experience, rapid growth with respect to the building of our Internet Data Centers and network infrastructure, acquisitions of assets and companies, expansion of our service offerings, geographic expansion, expansion of our customer base and increases in the number of employees. This growth has placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. This expansion also requires significant time commitment from our senior management and places a significant strain on their ability to manage the existing business. In addition, we are required to manage multiple relationships with a growing number of third parties as we seek to complement our service offerings. Our ability to manage our growth effectively will require us to continue to expand operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. We have recently hired many key employees and officers, and as a result, our entire management team has worked together for only a brief time. In addition, we intend to hire additional senior management personnel to support our growth and expansion of our business. If our executives are unable to manage growth effectively, our business could be materially adversely affected.

    We may experience difficulty in integrating our recent acquisitions, which could harm our operating results

       We believe that our future growth depends, in part, upon the acquisition of complementary businesses, products, services or technologies. After purchasing a company, we could have difficulty in assimilating its technology, personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, future acquisitions by us may require us to issue stock that could dilute the ownership of our then existing stockholders, incur additional debt or assume liabilities, result in large one-time write-offs or create goodwill or other intangible assets that could result in amortization expenses.

    System failures could lead to significant costs

       We must protect our network infrastructure, our equipment, and customers' equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, failure of any of our telecommunications providers, such as MCI WorldCom, Qwest Communications Corporation or Global Crossing, to provide consistent data communications capacity, and local exchange carriers to provide interconnection agreements, could result in interruptions in our services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, temporary loss of power, and failure of networking equipment, all of which led to short-term degradation in the level of performance of our network or temporary unavailability of our services. We attempt to limit exposure to system downtime by contract by giving customers a credit of free service for a short period of time for disruptions. However, customers may demand additional remedies. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover those expenses.

    Customer satisfaction with our services is critical to our success

       Our customers demand a very high level of service and services are an increasingly significant portion of our offerings. Our customer contracts generally provide a limited service level commitment related to the continuous availability of service on a 24 hours per day, seven-days-per-week basis. This commitment is generally limited to a credit consisting of free service for a short period of time for disruptions in Internet transmission services. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and customer dissatisfaction if our systems fail or our customers otherwise become unsatisfied.

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

    We depend on network interconnections provided by third parties who may raise their fees or deny access

       We rely on a number of public and private network interconnections to allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue their interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any networks, many of which are significantly larger than we are, from increasing fees or denying access. In early 2000, one network with whom we previously maintained interconnections unilaterally terminated the interconnections. In the future, other networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers' access to their networks. In this event, we may not be able, on a cost-effective basis, to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be harmed.

    Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets

       A component of our strategy is to expand into international markets. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999 and acquired an Internet Data Center in Tokyo through our acquisition of GOL in December 1999. In April 2000, we opened two additional Internet Data Centers in Frankfurt and Toronto. Furthermore, we plan to open additional international Internet Data Centers by the end of 2000. In order to expand our international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

    System security risks could disrupt our services

       The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services rely on encryption and authentication technology licensed from third parties. Despite a variety of network security measures we have taken, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Our Internet Data Centers have experienced, and in the future may experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Exodus or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. As a result, we could become liable to others and lose existing or potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

    We depend on third-party equipment and software suppliers

       We depend on vendors to supply key components of our telecommunications infrastructure and system and network management solutions. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems, Inc. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business would be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems with routers and switches, including previously unknown software and firmware bugs, that have caused temporary disruptions in and impairment of network performance.

    Government regulation and legal uncertainties may harm our business

       Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has considered enacting Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business.

    We could be held liable for the information disseminated through our network

       The law relating to the liability of online services companies and Internet access providers for information and commerce carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various service or product offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

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

    We face risks associated with protection and enforcement of intellectual property rights

       We rely on a combination of copyright, patent, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. We have very little patented technology that would preclude or inhibit competitors from entering our market. Although we have entered into confidentiality agreements with our employees, contractors, suppliers, distributors and appropriate customers to limit access to and disclosure of our proprietary information, these may prove insufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of various foreign countries may not protect our products, services or intellectual property rights to the same extent as do the laws of the United States.

       In addition to licensing technologies from third parties, we are developing and acquiring additional proprietary intellectual property. Third parties may try to claim that our products or services infringe their intellectual property. We expect that participants in our markets will be increasingly subject to infringement claims. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product installation delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk

       Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio which principally consists of money market funds with original maturities of 90 days or less. Current yields on these instruments, categorized as cash equivalents, range from approximately 5.50% to 6.50%. We do not use derivative financial instruments in our investment portfolio. The fair value of our investment portfolio would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. We place our investments with high quality issuers, and, by policy, limit the amount of risk by investing primarily in money market funds, debt instruments of the U.S. government and its agencies, and certificates of deposits. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations.

    Investment Risk

       We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since our initial investment, one of these investments in a privately-held company has become a marketable equity security upon the investee completing an initial public offering and one of these investments in a privately-held company has become a marketable equity security upon an acquisition by a public company. Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are included in marketable equity securities.

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

       We are exposed to foreign exchange rate fluctuations on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation and on our Euro 125.0 million of 10 3/4% Senior Notes due 2009 and Euro 200.0 million of 11 3/8% Senior Notes due 2008, which have periodic interest payments due in Euros on June 15 and December 15, and January 15 and July 15, of each year, respectively, commencing on June 15, 2000 and January 15, 2001, respectively. Furthermore, exchange rate volatility may negatively impact our financial results.

         We entered into a foreign currency exchange contract in order to reduce the impact of currency fluctuations related to our Euro denominated senior notes. Net gains or losses are included in other income and expense in the Condensed Consolidated Statements of Operations. We recognized net gains from the foreign currency exchange contracts of $258,000 for the three months ended June 30, 2000. We had an outstanding forward foreign exchange contract at June 30, 2000 to buy $27.8 million for Euro 29.0 million under a foreign currency exchange facility with a bank in the United States.

         A sensitivity analysis was performed on our hedging portfolio as of June 30, 2000. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. The increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instrument by approximately $2.7 million. Conversely, the decrease in the value of the U.S. dollar would result in a decrease in the fair value of this financial instrument by approximately $2.9 million.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 21, 2000, we completed our equity investment in Mirror Image Internet, Inc., (`MII") a provider of Internet content distribution services. We receiived 32,725,872 shares of MII common stock in exchange for $75.0 million in cash and 7,516,536 shares of our common stock. Of the 7,516,536 shares of our common stock transferrd in the transaction, 1,469,900 was acquired by MII and 6,046,636 was acquired by Xcelera.com Inc., a majority stockholder of MII. The sales and issuance of our common stock was exempt from registration as a transaction not involving any public offering, in compliance with Regulation D of Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders June 6, 2000. Following are descriptions of the matters voted on and the results of such meeting (share numbers do not reflect the two-for-one stock split effected on June 20, 2000):

                                                 Votes For       Votes Against       Votes               Votes           Broker Non-
                                                                                   Abstained           Withheld             votes
1.  Election of Directors:
    John R. Dougery                              168,723,988               ---              ---           515,383              ---
    Mark Dubovoy                                 142,599,889               ---              ---        26,639,482              ---
    Ellen M. Hancock                             168,774,619               ---              ---           464,752              ---
    Max D. Hopper                                168,775,696               ---              ---           463,675              ---
    L. William Krause                            167,926,654               ---              ---         1,312,717              ---
    Daniel C. Lynch                              168,779,814               ---              ---           459,557              ---
    Thadeus J. Mocarski                          168,770,858               ---              ---           468,513              ---
    Naomi O. Seligman                            167,937,310               ---              ---         1,302,061              ---
    Dirk A. Stuurop                              167,942,999               ---              ---         1,296,372              ---

2.  Amendment of Restated Certificate of         165,381,247         3,693,527          164,247               ---              ---
    Incorporation to increase the authorized
    number of shares of common stock from
    300,000,000 to 1,500,000,000 shares

3.  Amendment of the Company's 1998 Equity        73,412,028        47,472,856          387,855               ---       47,966,632
    Incentive Plan to increase the number
    of shares of common stock reserved for
    issuance from 40,000,000 to 58,000,000
    shares

4.  Amendment to the Company's 1998               93,603,965        27,240,370          482,689               ---       47,912,347
    Directors Stock Option Planto change
    the vesting schedule for grants under
    the plan

5.  Amendment to the Company's 1998              116,553,767         4,349,158          424,099               ---       47,912,347
    Employee Stock Purchase Plan to
    increase the number of shares of
    common stock reserved for issuance

    under the plan from 9,600,000 to
    13,200,000 shares, and to provide
    that the number of shares of common
    stock reserved for issuance will
    automatically be increased each year
    by an amount equal to 1% of the total
    number of shares of common stock
    outstanding.

6.  Proposal to ratify the appointment of        168,105,652           950,565          182,804               ---              350
    KPMG LLP as the Company's independent
    auditors for the fiscal year ending
    December 31, 2000


ITEM 5. OTHER INFORMATION

        On June 7, 2000, we named Don Casey President and Chief Operating Officer and Sam S. Mohamad President of Worldwide Sales and International Field Operations. We also announced that L. William Krause, Dirk A. Stuurop and Laura D'Andrea Tyson have joined our board of directors. Ellen M. Hancock has been appointed chairman of the board. In April, 2000, Morris Taradalsky joined us as Executive Vice President, Engineering.

        On July 18, 2000, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission under which we may register the offer and sell up to $2.0 billion of our debt and equity securities in one or more public offerings over the next two years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

           Exhibit Number        Exhibit Title
           -------------         -------------
           2.01                  Common Stock Purchase Agreement dated as of
                                 March 22, 2000 among Registrant, Mirror Image
                                 Internet, Inc. and Xcelera.com Inc.
                                 (Incorporated by reference from Exhibit 2.01 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange
                                 Commission in April 7, 2000).

           2.02 Common Stock Purchase Agreement dated as of March 22, 2000 between Registrant and Xcelera.com Inc. (Incorporated by reference from Exhibit 2.02 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2000).

           3.01 Registrant's Restated Certificate of Incorporation. (Incorporated by reference from
                                 Exhibit 4.01 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 9, 2000).

           3.02 Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on January 28, 1999. (Incorporated herein by reference to Exhibit 3.02 of the Registrant's Registration Statement on Form 8-A filed with the Security and Exchange Commission on January 29, 1999).

           3.03 Registrant's Bylaws. (Incorporated herein by reference to Exhibit 3.06 if the Registrant's Registration Statement on Form S-1, Registration No. 333-44469, declared effective by the Security and Exchange Commission on March 18, 1998).

           4.01 Registration Rights Agreement dated April 21, 2000 between Registrant and Xcelera.com, Inc. (Incorporated by reference from Exhibit 4.01 to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 5, 2000).

           4.02 Exodus Communications, Inc. 1998 Equity Incentive Plan, as amended. (Incorporated by reference from Exhibit 4.04 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 9, 2000).

           4.03 Exodus Communications, Inc. 1998 Employee Stock Purchase Plan, as amended. (Incorporated by reference from Exhibit 4.05 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 9, 2000).

           4.04 Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as trustee, dated July 6, 2000 related to the Registrant's 11 5/8% Senior Notes due 2010. (Incorporated by reference from Exhibit 4.17 to the Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).

           4.05 Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as trustee, dated July 6, 2000 related to the Registrant's 11 3/8% Senior Notes due 2008. (Incorporated by reference from Exhibit 4.18 to the Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).

          10.01 Purchase Agreement among Registrant, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated June 28, 2000 related to the Registrant's 11 5/8% Senior Notes due 2010 and 11 3/8% Senior Notes due 2008. (Incorporated by reference from Exhibit
                                 10.75 to the Registrant's Registration
                                 Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).

          10.02 Exchange and Registration Rights Agreement among Registrant, Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated July 6, 2000 related to the Registrant's 11 5/8% Senior Notes due 2010. (Incorporated by reference from Exhibit 10.76 to the Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission in August 10, 2000).

          10.03 Exchange and Registration Rights Agreement among Registrant, Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated July 6, 2000 related to the Registrant's 11 3/8% Senior Notes due 2008. (Incorporated by reference from Exhibit 10.77 to the Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission in August 10, 2000).

          27.01                  Financial Data Schedule

b.       Reports on Form 8-K

         On April 7, 2000, we filed a report on Form 8-K announcing the common stock purchase agreements with Mirror Image Internet, Inc. and Xcelera.com, Inc. on March 22, 2000.

         On June 21, 2000, we filed a report on Form 8-K announcing our intention to raise a total of $600 million gross proceeds through a private offering of senior notes on June 20, 2000.

         On June 30, 2000, we filed a report on Form 8-K announcing an agreement that we entered into on June 28, 2000, to sell approximately $1.155 billion aggregate principal amount of senior notes in a private offering consisting of $1.0 billion aggregate principal amount of 11 5/8% Senior Notes due 2010 and Euro 200.0 million aggregate principal amount of 11 3/8% Senior Notes due 2008.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exodus Communications, Inc.

By: /s/ Ellen M. Hancock                                         August 10, 2000
Ellen M. Hancock
Chairman and Chief Executive Officer

By: /s/ R. Marshall Case                                         August 10, 2000
R. Marshall Case
Executive Vice President, Finance and Chief Financial Officer