Form 10-Q
period 2000-09-30
EXODUS COMMUNICATIONS INC
filed 2000-11-14
CIK 1013740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-23795
(Commission file number)

EXODUS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0403076 (I.R.S. Employer Identification No.)

2831 Mission College Boulevard Santa Clara, CA (Address of principal executive offices)	95054 (Zip Code)

(408) 346-2200
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             The number of shares outstanding of the issuer’s common stock, par value $0.001, as of October 31, 2000 was 427,220,403 shares.

EXODUS COMMUNICATIONS, INC.

SIGNATURES	32

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2000	December 31, 1999

Assets

Current assets:
Cash and cash equivalents	$1,246,550	$1,015,960
Accounts receivable, net	134,417	61,916
Prepaid expenses and other current assets	38,219	15,331

Total current assets	1,419,186	1,093,207
Property and equipment, net	1,262,446	368,239
Restricted cash equivalents	73,051	35,390
Goodwill and other intangible assets	191,003	156,002
Marketable equity securities	65,200	—
Investments	394,797	—
Other assets	249,669	90,052

	$3,655,352	$1,742,890

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of equipment loans and line of credit facilities	$7,149	$6,897
Current portion of capital lease obligations	38,183	17,162
Accounts payable	324,929	60,203
Accrued expenses	82,063	38,318
Accrued interest payable	65,056	23,829

Total current liabilities	517,380	146,409
Equipment loans and line of credit facilities, less current portion	11,834	8,353
Capital lease obligations, less current portion	52,339	40,343
Convertible subordinated notes	562,494	749,800
Senior notes	1,936,062	776,231
Other non-current liabilities	7,599	4,139

Total liabilities	3,087,708	1,725,275

Stockholders’ equity:
Common stock	424	356
Additional paid-in capital	915,227	247,805
Deferred stock compensation	(1,261)	(2,894)
Accumulated deficit	(407,342)	(228,216)
Accumulated other comprehensive income	60,596	564

Total stockholders’ equity	567,644	17,615

	$3,655,352	$1,742,890

See accompanying notes to condensed consolidated financial statements

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues	$229,637	$68,028	$543,331	$140,754
Cost of revenues	158,579	55,641	378,101	118,827

Gross profit	71,058	12,387	165,230	21,927

Operating expenses:
Marketing and sales	48,152	18,836	123,315	42,473
General and administrative	40,907	10,520	97,498	25,548
Product development	3,160	2,255	10,573	5,641
Amortization of goodwill and intangible assets	8,850	4,165	25,412	5,597

Total operating expenses	101,069	35,776	256,798	79,259

Operating loss	(30,011)	(23,389)	(91,568)	(57,332)
Interest and other income (expense):
Interest and other income	23,546	3,712	47,571	10,625
Interest and other expense	(63,017)	(11,828)	(135,129)	(30,669)

Total interest and other expense, net	(39,471)	(8,116)	(87,558)	(20,044)

Net loss	$(69,482)	$(31,505)	$(179,126)	$(77,376)

Basic and diluted net loss per share	$(0.17)	$(0.09)	$(0.45)	$(0.23)

Shares used in computing basic and diluted net loss per share	418,375	336,596	398,512	331,948

See accompanying notes to condensed consolidated financial statements.

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities
Net loss	$(179,126)	$(77,376)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	117,030	28,383
Loss on disposal of property and equipment	(31)	—
Remeasurement gain on Euro denominated senior notes	(3,769)	—
Amortization of deferred stock compensation	1,285	955
Amortization of debt issuance costs	3,384	1,063
Interest accretion on restricted cash equivalents	(281)	(1,068)
Changes in operating assets and liabilities:
Accounts receivable	(69,470)	(28,272)
Prepaid expenses and other assets	(22,670)	(17,516)
Accounts payable	105,812	22,980
Accrued expenses	45,362	5,798
Accrued interest payable	41,228	(3,489)

Net cash provided by (used for) operating activities	38,754	(68,542)

Cash flows from investing activities
Capital expenditures	(767,744)	(160,624)
Business acquired, net of cash received	(13,132)	(70,398)
Release of restricted cash equivalents	39,156	24,938
Increase in restricted cash equivalents	(75,938)	(13,413)
Purchases of available-for-sale securities	(5,500)	—
Purchases of investments	(84,540)	—
Increase in other assets	(134,441)	(15,637)

Net cash used for investing activities	(1,042,139)	(235,134)

Cash flows from financing activities
Proceeds from issuance of Service Metrics, Inc. convertible preferred stock	—	9,477
Proceeds from issuance of common stock, net	120,398	14,006
Proceeds from sale-leaseback transactions	—	776
Payments on capital lease obligations	(18,931)	(6,468)
Proceeds from equipment loans and line of credit facilities	9,488	—
Payments on equipment loans and line of credit facilities	(6,084)	(13,529)
Proceeds from convertible notes, net of offering costs	—	242,124
Proceeds from senior notes, net	1,155,930	73,246

Net cash provided by financing activities	1,260,801	319,632

Net increase in cash and cash equivalents	257,416	15,956
Effects of exchange rates on cash and cash equivalents	(26,826)	—
Cash and cash equivalents at beginning of period	1,015,960	156,015

Cash and cash equivalents at end of period	1,246,550	171,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,168	$34,010

Non-cash investing and financing activities:
Assets recorded under capital leases	$51,676	$35,897

Deferred compensation on grants of stock options	$478	$2,778

Conversion of convertible subordinated notes into common stock	$187,305	$—

Issuance of common stock and assumption of stock options in connection with acquisition	$50,078	$61,262

Issuance of common stock in connection with strategic investments	$310,056	$—

See accompanying notes to condensed consolidated financial statements.

EXODUS COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

Note 1—Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2000 and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, including notes thereto, included in the Company’s 1999 Annual Report on Form 10-K. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.

  Foreign Currency Hedging Instruments

             The Company enters into foreign exchange contracts to hedge its foreign currency risks. As a matter of policy, the Company does not engage in speculative transactions and currently uses forward contracts as hedges of firmly committed transactions. For these contracts, mark-to-market gains and losses are recognized as other income or expense in the current period, generally consistent with the period in which the gain or loss of the underlying transaction is recognized. As of September 30, 2000, all forward foreign currency contracts entered into by the Company had maturities of 90 days or less.

Note 2—Net Loss Per Share

             Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following common shares outstanding as the effect of their inclusion is antidilutive as of the following dates (in thousands):

	September 30,

	2000	1999

Shares issuable under stock options	96,296	103,880
Shares issuable pursuant to warrants to purchase common and redeemable convertible preferred stock	347	1,012
Shares of redeemable convertible preferred stock and convertible preferred stock on an “as if converted basis”	—	10,344
Convertible subordinated notes on an “as if converted” basis	25,149	43,784

             The weighted-average exercise price of stock options was $17.27 and $5.15 for options outstanding as of September 30, 2000 and 1999, respectively. The weighted-average exercise price of warrants to purchase common and redeemable convertible preferred stock as of September 2000 and 1999, was $0.91 and $0.92, respectively. As of September 30, 2000, $62.5 million and $500.0 million of convertible notes are convertible into common stock at a conversion rate of 175.1408 shares and 28.4068 shares respectively, per $1,000 principal amount of convertible notes, subject to adjustment, in certain events and at each holder’s option.

Note 3—Revenue Recognition

             The Company’s revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services, managed services, and professional services and use of equipment and software provided by the Company, (ii) revenues from sales or rentals of third-party equipment to customers and (iii) fees for installation and certain professional services. The Company’s revenue is derived primarily from services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment sales revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. The Company sells third-party equipment to its customers as an accommodation to facilitate their purchase of services. Sales of third party-equipment account for less than 10% of total revenues for all periods presented. One-time professional service fees are typically recognized when services are rendered.

Note 4—Property and Equipment

             Property and equipment consisted of the following (in thousands):

	September 30, 2000	December 31, 1999

Data centers and related equipment	$912,777	$332,092
Furniture, fixtures, computer equipment and other	76,008	55,790
Construction in progress	415,475	35,663

	1,404,260	423,545
Less accumulated depreciation and amortization	(141,814)	(55,306)

	$1,262,446	$368,239

             Computer and other equipment and certain data center infrastructure are recorded under capital leases that aggregated $126,926,000 and $70,953,000 as of September 30, 2000 and December 31, 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $44,006,000 and $23,853,000 as of September 30, 2000 and December 31, 1999, respectively.

Note 5—Acquisitions and Investments

             On July 27, 1999, the Company completed its acquisition of Cohesive Technology Solutions, Inc. (“Cohesive”). Pursuant to the exchange ratios applied in the acquisition, the Company issued 3,201,592 shares of Exodus common stock and paid approximately $50,000,000 in cash and assumed options to purchase a total of 817,424 shares of Exodus common stock for a total purchase price of approximately $112,000,000. The acquisition was accounted for as a purchase with the results of Cohesive’s operations included from the acquisition date.

             On December 17, 1999, the Company acquired 85% of the common stock of Global Online Japan Co., Ltd. (“GOL”) of Tokyo, Japan. The Company issued 830,592 shares of Exodus common stock and paid approximately $12,000,000 in cash for a total purchase price of approximately $36,000,000. As the Company has a majority share of 85% in GOL, the Company has consolidated GOL’s results of operation with its results of operations. The acquisition was accounted for as a purchase with the results of GOL’s operations included from the acquisition date. The minority interest related to GOL is not material.

             On February 11, 2000, the Company completed its acquisition of KeyLabs, Inc. (“KeyLabs”), a provider of e-business testing services based in Utah. The Company issued approximately 786,000 shares of Exodus common stock in exchange for all outstanding shares of KeyLabs’ common stock and reserved approximately 202,000 shares of common stock for issuance upon the exercise of KeyLabs’ options the Company assumed pursuant to the agreement, for total consideration valued at approximately $50,000,000. The transaction was accounted for as a purchase with the results of KeyLabs’ operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $48,210,000 and was attributed primarily to goodwill ($46,140,000), customer lists ($1,450,000) and assembled workforce ($620,000). These amounts are bein g amortized on a straight-line basis over periods ranging from 3 to 5 years.

             On August 17, 2000, the Company’s UK subsidiary, Exodus Internet Limited, acquired Grenville Consulting Ltd. (“Grenville”), a leading UK consulting firm. Exodus Internet Limited issued notes payable totaling $9.0 million, due December 31, 2005, in exchange for all the outstanding shares of Grenville and incurred acquisition costs of approximately $300,000. The transaction was accounted for as a purchase with the results of Grenville operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $9,130,000 and was attributed primarily to goodwill

($8,440,000) and assembled workforce ($690,000). These amounts are being amortized on a straight-line basis over 5 years.

             The summary table below, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999, assuming Cohesive, GOL, KeyLabs and Grenville had been acquired as of January 1, 1999 (in thousands, except per share data):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)

	2000	1999	2000	1999

Revenues	$230,155	$76,394	$547,261	$184,322
Net loss	$(69,744)	$(34,290)	$(181,432)	$(102,890)
Basic and diluted net loss per share	$(0.17)	$(0.10)	$(0.43)	$(0.30)
Shares used in pro forma per share computation	418,375	338,012	418,721	338,012

             The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

             In April 2000, the Company closed its investment in the common stock of Mirror Image Internet, Inc. (“Mirror Image”), a privately held company and provider of content distribution services. $75.0 million of the investment was paid in cash, with the balance of the consideration consisting of 7,516,536 shares of the Company’s common stock. The total value of the investment on the closing date was approximately $385.1 million, plus certain professional fees associated with the investment. The Company holds less than 20% ownership and does not exert significant influence over operations. The investment is accounted for under the cost method.

Note 6—Goodwill and Other Intangible Assets

             Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2000	December 31, 1999

Goodwill	$175,776	$117,950
Customer lists	38,492	37,007
Workforce in place	11,936	10,624
	226,204	165,581

Less accumulated amortization	(35,201)	(9,579)

	$191,003	$156,002

             Goodwill and other intangible assets are being amortized on a straight-line basis over periods generally ranging from 2 to 8 years.

Note 7—Other Assets

             Other assets consisted of the following (in thousands):

	September 30, 2000	December 31, 1999

Telco assets	$142,345	$39,352
Debt issuance costs	70,833	44,726
Deposits	22,566	3,944
Other	13,925	2,030

	$249,669	$90,052

             Telco assets consists of amounts paid under various capacity agreements and are amortized based on usage during the period of the capacity agreement.

Note 8—Convertible Subordinated Notes and Line of Credit Facilities

             In March 2000, holders of an aggregate principal amount of approximately $160.0 million of the Company’s 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 28,000,000 shares of the Company’s common stock. The Company made aggregate payments of approximately $3,200,000 to the holders in connection with these conversions, which is included in interest expense for the nine month period ended September 30, 2000, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 84, Induced Conversion of Convertible Debt. Additionally, in March 2000 and September 2000 holders of approximately $18.0 million and $10.0 million, respectively, of the Company’s 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 3,200,000 shares and 1,700,000 shares, r espectively, of the Company’s common stock. The Company did not make any payments in connection with these conversions.

             In April 2000, the Company entered into an agreement to increase its existing $20,000,000 line of credit facility with a financial institution to $30,000,000. This line of credit will expire on March 31, 2001 and is to be used solely for letters of credit.

Note 9—Comprehensive Loss

             The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net loss	$(69,482)	$(31,505)	$(179,126)	$(77,376)
Unrealized gain on available-for-sale securities	6,232	—	59,700	—
Foreign currency translation loss	369	—	332	—

Comprehensive loss	$(62,881)	$(31,505)	$(119,094)	$(77,376)

             Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities, which are included in marketable equity securities on the condensed consolidated balance sheets, and cumulative translation adjustments. There was no significant tax effect related to the components of other comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999.

Note 10—Segment Information

             The Company operates a number of Internet Data Centers throughout North America, Europe and Asia Pacific. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each Internet Data Center provides the same Internet related services to a similar type of customer which may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Internet Data Center operations primarily include services such as server infrastructure support, Internet connectivity and managed services.

             With the acquisition of Cohesive on July 27, 1999, management began reviewing financial information and business performance and allocating resources based on both Internet Data Center operations and professional services, given Cohesive’s expertise in networking, Internet-based applications and technology solutions. As a result, the Company identified professional services as an additional reportable segment. Professional services primarily include services such as network design and development, Internet-based and application development, and information technology strategy.

             Financial information for the Company’s reportable segments is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues:
Internet Data Centers	$198,137	$52,401	$458,607	$119,650
Professional services	31,500	15,627	84,724	21,104

Total revenues	$229,637	$68,028	$543,331	$140,754

Operating profit (loss):
Internet Data Centers	$50,689	$10,346	$109,810	$23,166
Professional services	8,535	2,179	16,306	1,880
Corporate areas	(89,235)	(35,914)	(217,684)	(82,378)

Total operating loss	$(30,011)	$(23,389)	$(91,568)	$(57,332)

	September 30, 2000	December 31, 1999

Total assets:
Internet Data Centers	$1,115,602	$314,452
Professional services	2,821	3,068
Corporate areas	2,536,929	1,425,370

Total assets	$3,655,352	$1,742,890

Note 11—Subsequent Event

             On September 28, 2000 the Company entered into a definitive merger agreement to acquire GlobalCenter Holding Co., an indirect wholly owned subsidiary of Global Crossing North America, Inc. At the effective time of the merger, the Company will issue to GlobalCenter stockholders shares of Exodus common stock equal to $6.525 billion divided by the average closing price of Exodus stock for the ten trading days prior to the closing of the transaction, subject to a collar. The transaction will be accounted for as a purchase and is expected to close during the first quarter of 2001, subject to regulatory and shareholder approval.

             As part of the transaction, the Company agreed to form a joint venture with Asia Global Crossing Ltd., an indirect wholly owned subsidiary of Global Crossing, Ltd., to provide complex web hosting and managed services in Asia. Exodus will own 67% of the joint venture and Asia Global Crossing will own 33%. Both Exodus and Asia Global Crossing will contribute all their Asia region web hosting assets to the joint venture. Asia Global Crossing will be the primary network provider for the joint venture in Asia, and the Company will manage and operate the joint venture.

             On October 31, 2000, the Company entered into senior secured credit facilities with a syndicate of banks under which, subject to compliance with the Company’s existing indentures and covenants contained in the credit agreement and the satisfaction of customary borrowing conditions, the Company is permitted to borrow up to $600.0 million. The credit facilities include a revolving credit facility in the aggregate amount of $225.0 million and two term loan facilities in the aggregate amount of $375.0 million. A portion of the revolving facility is available, at the Company’s option, in the form of letters of credit. On October 31, 2000, the Company borrowed an initial $150.0 million against one of the term loan facilities. The Company’s obligations under the credit facilities are guaranteed by each of the Company’s existing and future U.S. subsidiaries, subject to certain exceptions. T he facilities and the guarantees by the Company’s subsidiaries are secured, to the extent permitted by the Company’s indentures and subject to exceptions, by a first priority security interest in substantially all of the Company’s assets and the assets of the Company’s existing and future wholly-owned U.S. subsidiaries.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “will,” “may,” and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. In addition, the section labeled “Factors Affecting Future Results” consists primarily of forward-looking statements. We undertake no obligation to revise forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K, that advise interested parties of risks and uncertainties that may affect our business. These risks and uncertainties include: difficulties in achieving timely expansion of our network and opening of additional Internet Data Centers; difficulties in executing our current business plan, including the integration of acquired companies; retaining customers and attracting new customers; difficulties in developing and deploying new services; and the inability to repay the principal amount of debt and/or to make interest pa yments when due. Our actual results may differ materially from any forward-looking statements due to such risks and uncertainties.

Overview

             As a leading provider of services for companies with complex Internet businesses, Exodus offers a wide range of capabilities, from sophisticated managed and professional services to state-of-the-art facilities to one of the most technologically advanced global networks in the world.

             We are the successor to a Maryland corporation that was formed in August 1992 to provide computer-consulting services. We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. We have derived most of our revenues from customers for whom we provide these services. Many of our Internet Data Center customers initially purchase a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and many of these customers purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have minimum terms of one year. Customers pay monthly fees for the services utilized, as well as one-time fees for installation, certain professio nal services and for equipment they purchase from us.

             We opened our first Internet Data Center in the Silicon Valley metropolitan area in August 1996. Through September 30, 2000, we have opened additional Internet Data Centers in the United States in the metropolitan areas of New York (March 1997 and September 1999), Silicon Valley (August 1997, June 1998, June 1999 and June 2000), Seattle (September 1997 and June 1999), Los Angeles (October 1997, September 1999 and September 2000), Washington, D.C. (December 1997 and May 1999), Boston (July 1998 and December 1999), Chicago (April 1999), Austin, Texas (November 1999) and Atlanta (December 1999). In addition, we opened our first Internet Data Center outside of the United States in London in June 1999. In December 1999, we acquired Global OnLine Japan Co., Ltd. of Tokyo, Japan, which has an Internet Data Center located in Tokyo. We relocated this Internet Data Center to a new facility in Tokyo in March 2000. I n April 2000, we opened Internet Data Centers in Frankfurt, Germany and Toronto, Canada. In addition, in October 2000 we opened an Internet Data Center in Chicago. The building of Internet Data Centers has required us to obtain substantial equity and debt financing. See “Factors Affecting Future Results—Our substantial leverage and debt service obligations adversely affect our cash flow” and “—Liquidity and Capital Resources” below.

             On March 3, 1999, we issued $250.0 million of 5% Convertible Subordinated Notes due March 15, 2006 for aggregate net proceeds of approximately $242.1 million (net of offering expenses). The convertible notes are convertible into our common stock at a conversion rate of 175.1408 shares per $1,000 principal amount of convertible notes, subject to adjustment in certain events and at each holder’s option. Interest on the convertible notes is payable on March 15 and September 15 of each year. On December 8, 1999, we issued $500.0 million of 4 3/4% Convertible Subordinated Notes due July 15, 2008 for aggregate net proceeds of approximately $485.0 million (net of offering expenses). These convertible notes are convertible into our common stock at a conversion rate of 28.4068 shares per $1,000 principal amount of the notes, subject to adjustment in certain circumstances. Inter est is payable on January 15 and July 15 of each year.

             On July 1, 1998 we issued $200.0 million of 11 1/4% Senior Notes due 2008 for aggregate net proceeds of approximately $193.4 million (net of discounts to the initial purchasers and offering expenses). Interest is payable semiannually on January 1 and July 1 of each year. On June 22, 1999, we issued an additional $75.0 million of 11 1/4% Senior Notes due 2008 at 100.50% plus accrued interest, if any, from June 22, 1999, for aggregate net proceeds of approximately $73.2 million (net of offering expenses). Interest is payable semi-annually on January 1 and July 1 of each year. On December 8, 1999, we issued $375.0 million and Euro 125.0 million of 10 3/4% Senior Notes due 2009 for aggregate net proceeds of approximately $486.0 million (net of offering expenses). Interest is payable semiannually on June 15 and December 15 of each year. In July 2000, we issued $1.0 billion of 11 5/8% Senior Notes due 2010 and Euro 200.0 million of 11 3/8% Senior Notes due 2008, for aggregate net proceeds of approximately $1.2 billion (net of offering expenses). Interest is payable semiannually on January 15 and July 15 of each year.

             On July 27, 1999, we completed our acquisition of Cohesive Technology Solutions, Inc. (“Cohesive”). Pursuant to the exchange ratios applied in the acquisition, the Company issued 3,201,592 shares of Exodus common stock and paid approximately $50,000,000 in cash and assumed options to purchase a total of 817,424 shares of Exodus common stock for a total purchase price of approximately $112,000,000. The acquisition was accounted for as a purchase with the results of Cohesive’s operations included from the acquisition date.

             On November 23, 1999, we completed our merger with Service Metrics, Inc. (“SMI”). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if we and SMI had always been combined. In connection with the merger, we incurred one-time expenses of approximately $4.1 million, which are included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. SMI is a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of Web sites. Under the terms of the agreement, the former shareholders and option holders of SMI common stock received shares and options of Exodus common stock at the rate of approximately 0.504 shares of Exodus common stock for each share of SMI common stock. We issued a tot al of approximately 12,600,000 shares of Exodus common stock in exchange for all outstanding shares of SMI common stock and reserved approximately 1,500,000 shares of common stock for issuance upon the exercise of SMI options we assumed pursuant to the agreement.

             On December 17, 1999, we acquired 85% of the common stock of Global Online Japan Co., Ltd. (“GOL”) of Tokyo, Japan. The Company issued 830,592 shares of Exodus common stock and paid approximately $12,000,000 in cash for a total purchase price of approximately $36,000,000. We have a majority share of 85% in GOL and have consolidated GOL’s results of operation with our results of operations. The acquisition was accounted for as a purchase with the results of GOL’s operations included from the acquisition date. The minority interest related to GOL is not material.

             On February 11, 2000, we acquired KeyLabs, a provider of e-business testing services based in Utah. We issued approximately 786,000 shares of Exodus common stock in exchange for all outstanding shares of KeyLabs common stock and reserved approximately 202,000 shares of common stock for issuance upon the exercise of KeyLabs options we assumed pursuant to the agreement, for total consideration valued at approximately $50.0 million. The transaction was accounted for as a purchase with the results of KeyLabs’ operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $48.2 million and was attributed primarily to goodwill ($46.1 million), customer lists ($1.5 million) and assembled workforce ($620,000). These amounts are being amortized on a straight-line basis over periods ranging f rom 3 to 5 years.

             In April 2000, we closed on an investment in the common stock of Mirror Image Internet, Inc. (“Mirror Image”), a privately held company and provider of content distribution services. $75.0 million of the investment was paid in cash, with the balance of the consideration consisting of 7,516,536 shares of our common stock. Those shares were registered for resale in May 2000. The total value of the investment on the closing date was approximately $385.1 million, plus certain professional fees associated with the investment. We hold less than 20% ownership and do not exert significant influence over operations. The investment is accounted for under the cost method. We also entered into a commercial agreement to offer Mirror Image’s content distribution services and to deploy Mirror Image Content Access Point architecture throughout our Internet Data Center network.

             On August 17, 2000, our UK subsidiary, Exodus Internet Limited, acquired Grenville Consulting Ltd. (“Grenville”), a leading UK consulting firm. Exodus Internet Limited issued notes payable totaling $9.0 million, due December 31, 2005, in exchange for all the outstanding shares of Grenville and incurred acquisition costs of approximately $300,000. The transaction was accounted for as a purchase with the results of Grenville operations included from the acquisition date. The excess purchase price over the fair value of tangible net assets acquired amounted to approximately $9,130,000 and was attributed primarily to goodwill ($8,440,000) and assembled workforce ($690,000). These amounts are being amortized on a straight-line basis over 5 years.

             In September 2000, we entered into a definitive merger agreement to acquire GlobalCenter Holding Co., an indirect wholly owned subsidiary of Global Crossing North America, Inc. and provider of complex web hosting services. At the effective time of the merger, we will issue to GlobalCenter stockholders shares of our common stock equal to $6.525 billion divided by the average closing price of Exodus stock for the ten trading days prior to the closing of the transaction, subject to a collar. The transaction will be accounted for as a purchase and is expected to close during the first quarter of 2001, subject to regulatory and stockholder approval.

             As part of the transaction, we have agreed to form a joint venture with Asia Global Crossing Ltd., an indirect wholly owned subsidiary of Global Crossing, Ltd., to provide complex web hosting and managed services in Asia. Exodus will own 67% of the joint venture and Asia Global Crossing will own 33%. Both Exodus and Asia Global Crossing will contribute all their Asia region web hosting assets to the joint venture. Asia Global Crossing will be the primary network provider for the joint venture in Asia, and we will manage and operate the joint venture.

             On October 31, 2000, the Company entered into a credit facility with a syndicate of banks providing for revolving credit borrowings of up to $225.0 million and term facilities of up to $375.0 million. A portion of the revolving facility is available, at the Company’s option, in the form of letters of credit. The revolving facility allows for borrowings of revolving credit loans from time to time until October 2005. The tranches under the term facilities mature five years and seven years, respectively, after the establishment of the facilities. Loans under the revolving facility and the delayed-draw tranche of the term facility will bear interest, at the Company’s election, at the London interbank offered rate for eurodollar deposits for the relevant interest period adjusted for statutory reserves, or Adjusted LIBOR, plus a specified margin, or at the higher of Chase Manhattan’s prime ra te and the Federal funds effective rate plus 1/2 of 1%, or Alternate Base Rate, plus a specified margin. The interest rate under the other tranche of the term facility will, at the Company’s election, be Adjusted LIBOR plus a specified margin or Alternate Base Rate plus a specified margin. As at October 31, 2000, the Company has borrowed $150.0 million against one of the term loan facilities.

             We intend to continue expansion domestically and internationally. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, the pre-selling of services into the proposed market and analysis of specific financial criteria. We typically require at least six months to select the appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire the operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experien ce losses for in excess of one year from the time they are opened. We experience further losses from sales personnel hired to test market our services in markets where there is no, and may never be, an Internet Data Center. In addition, we intend to make services an increasingly significant portion of our offerings. As a result, we expect to make investments in expanding our business rapidly into new geographic regions which, while potentially increasing our revenues in the long term, will lead to significant losses for the foreseeable future. See “Factors Affecting Future Results—Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources”.

             Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses each fiscal quarter and year. We have experienced negative cash flows from operations in each fiscal quarter from 1995 through March 31, 2000. For the quarters ended June 30, 2000 and September 30, 2000, we achieved positive cash from operations; however, there is no assurance that positive cash flows from operations will continue or increase in future periods. As of September 30, 2000, we had an accumulated deficit of approximately $407.3 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of our business operations, our prospects and us difficult. We intend to invest in new Internet Data Centers and other sites, product development and sales and marketing programs. We therefore believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management solutions, we encounter risks, expenses and difficulties that affect our business and prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or that we will sustain profitability. See “Factors Affecting Future Results—Our short operating history and heavy losses make our business difficult to evaluate.”

Results of Operations

             The following table sets forth certain statement of operations data as a percentage of total revenues for the three and nine month periods ended September 30, 2000 and 1999. This information has been derived from our unaudited condensed consolidated financial statements which, in management’s opinion, have been prepared on substantially the same basis as the audited financial statements included in our 1999 Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q. These operating results are not indicative of the results to be expected for any future period.

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues	100%	100%	100%	100%
Cost of Revenues	69%	82%	70%	84%

Gross Profit	31%	18%	30%	16%

Operating expenses:
Marketing and sales	21%	28%	23%	30%
General and administrative	18%	15%	18%	18%
Product development	1%	3%	2%	4%
Amortization of goodwill and intangible assets	4%	6%	5%	4%

Total operating expenses	44%	52%	48%	56%

Operating loss	(13)%	(34)%	(18)%	(40)%
Interest and other income (expense):
Interest and other income	10%	5%	9%	8%
Interest and other expense	(27)%	(17)%	(25)%	(22)%

Total interest and other expense, net	(17)%	(12)%	(16)%	(14)%

Net loss	(30)%	(46)%	(34)%	(54)%

      Revenues

             Our revenues consist of (1) monthly fees for customer use of Internet Data Center sites, network services, managed services and professional services, and use of equipment and software provided by us, (2) revenues from sales or rentals of third-party equipment to customers and (3) fees for installation and certain professional services. Our revenue is derived primarily from services. Revenues, other than installation fees, equipment sales to customers and certain professional services, are generally billed and recognized ratably over the term of the contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs, and equipment sales revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. We sell third-party equipment to our customers as an accommodation to facilitate their pur chase of services. Sales of third-party equipment account for less than 10% of total revenues for all periods presented. One-time professional service fees are typically recognized when the services are rendered.

             Our revenues increased 238% and 286% to $229.6 million and $543.3 million, respectively, for the three-month and nine-month periods ended September 30, 2000 from $68.0 million and $140.8 million in the same periods of the prior year. Revenues generated by Internet Data Centers increased to $193.9 million and $454.4 million, respectively, for the three-month and nine-month periods ended September 30, 2000 from $52.4 million and $119.7 million in the same periods of the prior year. This growth in revenues was primarily the result of adding approximately 400 new Internet Data Center customers, growth in average annualized revenue per customer to $299,000, expanding existing Internet Data Centers and opening a new Internet Data Center. In addition, revenues generated by professional services increased to $35.7 million and $89.0 million for the three -month and nine-month periods ended September 30, 2000 from $15.6 million and $21.1 million in the same periods of the prior year which was primarily due to increases in revenues arising from increases in the number of customers and revenues generated from the acquisition of Cohesive in July 1999.

      Cost of Revenues

             Our cost of revenues is comprised of the costs for salaries and benefits for our customer service and operations personnel (customer service personnel, network engineers and professional services personnel), depreciation and amortization, rent, consultants’ fees, costs of network and local telecommunications circuits, interconnections to other networks, repairs and utilities related to our Internet Data Centers and other sites, and costs of third-party equipment sold or rented to customers.

             Cost of revenues increased 185% and 218% to $158.6 million and $378.1 million, respectively, for the three-month and nine-month periods ended September 30, 2000 from $55.6 million and $118.8 million in the same periods of the prior year. Our cost of revenues as a percentage of revenues decreased to 69% and 70%, respectively, for the three-month and nine-month periods ended September 30, 2000 from 82% and 84% for the same periods of the prior year. The increase in cost of revenues in absolute dollars was primarily the result of higher costs associated with hiring additional employees and consultants, including professional services employees hired in connection with our business combinations, increased depreciation due to capital expenditures related to the buildout and expansion of Internet Data Centers, increased rent and utilities and increased traffic on our network and to other networks, which in aggregate represented more than 75% of the increase. The decrease in cost of revenues as a percentage of revenues primarily resulted from revenues from new and existing Internet Data Centers increasing faster than related costs of revenues as we have realized economies of scale from our investments. We expect that cost of revenues will continue to increase in absolute dollars due to the growth of our operations and our intent to continue expansion domestically and internationally.

      Marketing and Sales

             Our marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants’ fees and travel and entertainment expenses.

             Our marketing and sales expenses increased 156% and 190% to $48.2 million and $123.3 million, respectively, for the three-month and nine-month periods ended September 30, 2000 from $18.8 million and $42.5 million in the same periods of the prior year. Our marketing and sales expenses as a percentage of revenues decreased to 21% and 23%, respectively, for the three-month and nine-month periods ended September 30, 2000 from 28% to 30% for the same periods of the prior year. The increase in marketing and sales expenses in absolute dollars was primarily the result of increased compensation and related expenses associated with hiring additional marketing and sales personnel, including employees hired in connection with our business combinations, increased travel expenses and increased marketing collateral and program expenses, which in aggregate represented more than 85% of the in crease. The decrease in marketing and sales expenses as a percentage of revenues was primarily due to revenues growing faster than marketing and sales expenses over that time period and reflects the emergence of economies of scale as a result of our investments. We expect that marketing and sales expenses will continue to increase in absolute dollars due to the growth of our operations and our intent to continue expansion domestically and internationally.

      General and Administrative

             Our general and administrative expenses are primarily comprised of salaries and benefits for our administrative personnel, consulting fees, recruiting fees, depreciation on IT equipment and travel expenses.

             Our general and administrative expenses increased 290% and 282% to $40.9 million and $97.5 million, respectively, for the three-month and nine-month periods ended September 30, 2000 from $10.5 million and $25.5 million in the same periods of the prior year. Our general and administrative expenses as a percentage of revenues increased to 18% for the three-month period ended September 30, 2000 from 15% for the same period of the prior year, while expenses as a percentage of revenues remained flat at 18% for the nine-month period ended September 30, 2000 and for the same period of the prior year. The increase in general and administrative expenses in absolute dollars was primarily the result of increased compensation expenses associated with additional hiring of general and administrative personnel, including employees hired in connection with our business combinations, bad debt expenses, costs for consultants and professional services providers, increased security expenses, increased rent and utility expenses and higher depreciation expenses, which in aggregate represented more than 80% of the increase. The increase in general and administrative expenses as a percentage of revenues was primarily due to increases associated with hiring additional personnel to support Corporate infrastructure growth, increased bad debt provisions as revenue grows and increased rent expense as new facilities are added to meet space requirements associated with the Company’s continued growth. We expect that general and administrative expense will continue to increase in absolute dollars due to the growth of our operations and our intent to continue expansion domestically and internationally.

      Product Development

             Our product development expenses consist primarily of salaries and benefits for our product development personnel and fees paid to consultants.

             Our product development expenses increased 40% and 87% to $3.2 million and $10.6 million, respectively, for the three-month and nine-month periods ended September 30, 2000 from $2.3 million and $5.6 million in the same periods of the prior year. Our product development expenses as a percentage of revenues decreased to 1% and 2% respectively, for the three-month and nine-month periods ended September 30, 2000 from 3% and 4% for the same periods of the prior year. The increase in product development expenses in absolute dollars was primarily the result of increased compensation expenses associated with the hiring of additional product development personnel to develop our expanded service offerings, increased rent, increased travel expenses and higher depreciation expense, which in aggregate represented more than 90% of the increase. The decrease in product development expenses as a percentage of revenues was primarily due to revenues growing faster than product development expenses which reflects the emergence of economies of scale as a result of our investments. We expect that product development expenses will continue to increase in absolute dollars due to the growth of our operations and our intent to continue expansion domestically and internationally.

             Amortization of Goodwill and Intangible Assets

             As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca Systems, Inc. in October 1998, American Information Systems, Inc. (“AIS”) in February 1999, Cohesive in July 1999, GOL in December 1999, KeyLabs in February 2000 and Grenville Consulting Ltd., (“Grenville”) in August 2000. In connection with those acquisitions, we have recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was approximately $9.1 million and $4.2 million for the three month periods ended September 30, 2000 and 1999, respectively, and $25.4 million and $5.6 million for the nine-month periods ended September 30, 2000 and 1999, respectively. These intangibles are being amortized on a straight-line basis over periods generally ranging from 2 to 8 years. We expe ct amortization related to goodwill and other intangible assets will continue to increase in absolute dollars due to the acquisition of Grenville, and our intent to continue expansion domestically and internationally, which may result in additional acquisitions.

      Interest and other expense, net

             Our net interest and other expense increased to $39.5 million and $87.6 million for the three-month and nine-month periods ended September 30, 2000 from $8.1 million and $20.0 million for the same periods of the prior year. The increase in interest and other expense was primarily due to our increasing additional indebtedness, primarily $250.0 million of 5% convertible subordinated notes issued March 3, 1999, $75.0 million of 11 1/4% senior notes issued June 22, 1999, $375.0 million and Euro 125.0 million of 10 3/4% senior note financing, the $500 million of 4 3/4% convertible note financing which occurred on December 8, 1999, and $1.0 billion of 11 5/8% Senior Notes and Euro 200.0 million of 11 3/8% Senior notes issued July 6, 2000, and secondarily increased borrowing s as we entered into equipment loans and lease agreements to finance the construction of our Internet Data Centers. In March 2000, holders of an aggregate principal amount of approximately $160.0 million of our 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 28,000,000 shares of the Company’s common stock. We made aggregate payments of approximately $3.2 million to the holders in connection with these conversions which is included in interest expense for the nine-month period ended September 30, 2000, in accordance with SFAS 84. Furthermore, in March 2000 and September 2000 holders of approximately $18.0 million and $10.0 million, respectively, of the Company’ s 5% Convertible Subordinated Notes due March 15, 2006 converted the notes into approximately 3,200,000 shares and 1,700,000 shares, respectively, of the Company’s common stock. We did not make any payments in connection with these conversions. The i ncrease in interest expense was partially offset by increased interest and other income as a result of cash raised in our sales of senior notes and convertible notes. Other expense, for the three-month period ended September 30, 2000, includes a $3.3 million gain from the remeasurement of the Euro denominated senior notes, which is partially offset by a $2.1 million loss during the same period, on hedging activities related to the Euro notes. We expect that net interest and other expense will continue to increase as we enter into additional equipment leases and loans, obtain additional borrowings and long term debt and experience reduced interest income as a result of the decline in our cash reserves to fund working capital and other uses. For example, on October 31, 2000 we entered into senior secured credit facilities under which we are permitted to borrow up to $600.0 million, which will cause borrowing expenses to increase each year the facility is utilized. We borrowed an initial $150.0 million against one of the term loan facilities on October 31, 2000.

      EBITDA

             Our earnings before net interest and other expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges, including fixed asset write-offs, (“EBITDA”) were $20.2 million and $30.5 million for the three-month and nine-month periods ended September 30, 2000 compared to EBITDA losses of $7.5 million and $28.0 million for the same periods of the prior year. The increase in the level of EBITDA was primarily due to increased revenues from new and existing customers, as well as increases in revenues from our managed services and professional service offerings. The increase in revenue was partially offset by related increases in the costs of those revenues as well as increased operating expenses.

             Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

Liquidity and Capital Resources

             From inception through September 30, 2000, we have financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, our senior notes offerings in July 1998, June 1999, December 1999 and July 2000, our convertible subordinated notes offerings in March 1999 and December 1999, and through various types of equipment loans and lease lines and working capital lines of credit. At September 30, 2000, our principal source of liquidity was approximately $1.2 billion in cash and cash equivalents. We also have the right to issue up to $100.0 million of additional 10 3/4% Senior Notes on or prior to December 8, 2000, up to $100.0 million of additional 11 5/8% Senior Notes prior to the maturity date of those notes and Euro 100.0 million of additional 11 3/8% Senior Notes prior to the maturity of those notes. A s of September 30, 2000, our outstanding bank borrowings, equipment loans and lines of credit facilities, capital lease obligations and senior and convertible notes were approximately $2.6 billion. On October 31, 2000, we entered into senior secured credit facilities with a syndicate of banks under which, subject to our compliance with our existing indentures and with financial covenants and the satisfaction of customary borrowing conditions, we will be permitted to borrow up to $600.0  million. The credit facilities include a revolving credit facility in the aggregate amount of $225.0 million and two term loan facilities in the aggregate amount of $375.0 million. We borrowed an initial $150.0 million against one of the term loan facilities on October 31, 2000. This and our other existing financing arrangements require us to maintain specific financial ratios and comply with covenants restricting our ability to incur debt, incur liens, make investments, sell assets, incur ca pital expenditures and make restricted payments. As of September 30, 2000 we were in compliance with all such covenants or had received subsequent waivers or amendments.

             Net cash provided by operating activities for the nine-month period ended September 30, 2000 was $38.8 million, primarily due to depreciation and amortization and increases in accounts payable, accrued expenses and accrued interest payable, offset by net losses and increases in accounts receivable and prepaid expenses. This compares to net cash used for operating activities for the nine-month period ended September 30, 1999 of $68.5 million which was primarily due to net losses, an increase in accounts receivable and prepaid expenses, offset in part by depreciation and amortization and an increase in accounts payable and accrued expenses.

             Net cash used for investing activities for the nine-months ended September 30, 2000 was $1.0 billion primarily due to capital expenditures for the continued construction of Internet Data Centers, an increase in restricted cash, an increase in other assets and an increase in investments, offset in part by a release of restricted cash equivalents. This compares to net cash used for investing activities for the nine-months ended September 30, 1999 of $235.0 million which was due to capital expenditures for the construction of Internet Data Centers, the acquisition of AIS and Cohesive, an increase in restricted cash equivalents and an increase in other assets, offset in part by a release of restricted cash equivalents.

             Net cash provided by financing activities for the nine-month period ended September 30, 2000 was approximately $1.3 billion, primarily due to the proceeds from our issuance of $1.0 billion and Euro 200.0 million Senior notes, from our issuance of common stock including exercise of employee stock options and from equipment loans and line of credit facilities, offset in part by payments on capital lease obligations, equipment loans and line of credit facilities. This compares to net cash provided by financing activities for the nine-month period ended September 30, 1999 of $319.6 million which was primarily due to the proceeds from our issuance of $250 million of convertible subordinated notes and our $75.0 million offering of senior notes, offset in part by payments on capital lease obligations, equipment loans and line of credit facilities.

             As of September 30, 2000, we had commitments under capital leases and under noncancelable operating leases of $90.5 million and $1.2 billion, respectively, through 2016. In addition, in August 1999 we entered into capacity purchase agreements with Global Crossing USA, Inc. The agreements provide for a total potential outlay of approximately $105.0 million for fiber capacity and related maintenance covering approximately 25 years; as of September 30, 2000, we had expended $46.8 million for this purpose.

             In September 2000, we entered into a new 10-year capacity agreement with Global Crossing Bandwidth, Inc. Under the terms of the agreement, we made a non-recurring, non-refundable payment of $100.0 million to be credited against future capacity usage. The payment is included in other assets and will be amortized as used, over the 10 year period the capacity is provided. We also entered into a 10-year network services agreement with Global Crossing, Ltd. Under the terms of this agreement, we will make an irrevocable and non-refundable payment of $100.0 million by December 31, 2000 to be credited against future purchases of network services.

             We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones. We have a $30.0 million line of credit facility with a financial institution that is used for letters of credit required to obtain facilities for operating activities, which will expire on March 31, 2001. We expect to finance capital expenditures primarily through the net proceeds from our 11 5/8% and 11 3/8% Senior Notes issued in July 2000 and the remaining net proceeds from our 10 3/4% senior notes and 4 3/4% convertible subordinated notes issued in December 1999, borrowings under the senior secured credit facilities, existing and future equipment loans and lease lines of credit, and issuances of additional debt and other financing activities. We believe our currently estimated working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and investments, cash from sales of services and proceeds from existing and future debt or equity financings and existing and future equipment financing lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us. See “Factors Affecting Future Results—Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources.”

Recent Accounting Pronouncements

      Derivative Instruments and Hedging Activities

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. During the third quarter ending September 30, 2000, we entered into foreign currency exchange contracts in order to reduce the impact of currency fluctuations related to our Euro denominated senior notes. We will be required to adopt SFAS No. 133 for the year ending December 31, 2001. We expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows.

      Revenue Recognition

             In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although we do not expect the adoption of SAB  101 to have a material effect on our consolidated financial position or results of operations, the SEC recently released implementation guidance and we are in the process of analyzing the effect.

             In March 2000, the Emerging Issues Task Force (“EITF”) published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. EITF Issue No. 00-3 outlines the accounting criteria for hosting arrangements. EITF Issue No. 00-3 did not have a material effect on our consolidated financial position or results of operations.

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

Factors Affecting Future Results

      Our short operating history and heavy losses make our business difficult to evaluate

             Our limited operating history makes evaluating our business operations and our prospects difficult. We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. Due to our short operating history, our business model is still evolving. We have incurred operating losses each fiscal quarter and year since 1995. We have experienced negative cash flows from operations in each fiscal quarter from 1995 through March 31, 2000. For the quarters ended June 30, 2000 and September 30, 20000, we achieved positive cash from operations; however, there is no assurance that positive cash flows from operations will continue or increase in future periods. Our accumulated deficit was approximately $407.3 million at September 30, 2000. We anticipate conti nuing to make significant investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenues in recent periods, this growth rate is not necessarily indicative of future operating results, and the growth will likely decrease. It is possible that we may never achieve profitability on a quarterly or an annual basis.

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
  customer discounts and credits;
  fluctuations in foreign currency rates;
  the mix of services we sell;
  the timing and success of marketing efforts and service introductions by us and our competitors;
  the introduction by third parties of new Internet and networking technologies;
  changes in our pricing policies and our competitors, pricing policies;
  fluctuations in bandwidth used by customers; and
  delays in obtaining licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries.

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

      Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources

             The expansion of our business through the opening of additional Internet Data Centers in geographically diverse locations is one of our key strategies. We currently have 24 Internet Data Centers located in the following metropolitan areas: Atlanta, Austin, Boston, Chicago, Frankfurt, London, Los Angeles, New York, Seattle, Silicon Valley, Tokyo, Toronto and Washington, D.C. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install telecommunications circuits and equipment and Internet Data Center facilities, and establish additional interconnections with Internet service providers. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base. Our inability to establish additional Internet Data Centers or effectively manage our expansion would have a material adverse effect upon our business.

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

             We typically require at least six months to select the appropriate location for a new Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. Expenditures related to an Internet Data Center commence well before the Internet Data Center opens, and it takes an extended period for us to approach break-even capacity utilization at each site. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We incur further expenses from sales personnel hired to test market our services in markets where there is no Internet Data Center. Growth in the number of our Internet Data Centers is likely to increase the amount and duration of losses. In addition, if we do not attract customers to new Internet Data Centers in a timely manner, or at all, our business would be materially adversely affected.

             Because we compete with much larger companies and there are few barriers to entry for new competitors, we are always at risk that we will lose business to existing and new competitors.

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

             There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our current and potential competitors in the market include:

  providers of internet hosting services;
  foreign, national and regional internet service providers;
  global, regional and local telecommunications; and
  information technology outsourcing firms.

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

      Our market is new and our services may not be generally accepted by enterprises looking to outsource their mission-critical Internet operations, which could harm our operating results

             The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. We currently incur costs greater than our revenues. If we cannot retain or grow our customer base, we will not be able to increase our sales and revenues or create economies of scale to offset our costs. Our future growth depends on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business will be adversely affected. In addit ion, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings and delivery.

      Our substantial leverage and debt service obligations adversely affect our cash flow

             We have substantial amounts of outstanding indebtedness, primarily from our 11 5/8% Senior Notes, 11 3/8% Senior Notes, 10 3/4% Senior Notes, 4 3/4% Convertible Subordinated Notes, 11 1/4% Senior Notes, and our 5% Convertible Subordinated Notes. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of the notes and our other debt when due. As of September 30, 2000, we had debt of approximately $2.6 billion. We also have the right to issue $100.0 million of additional 10 3/4% Senior Notes on or prior to December 8, 2000, $100.0 million of additional 11 5/8% Senior Notes before the maturity date of those notes and Euro 100.0 million of additional 11 3/8% Senior Notes before the maturity date of those notes. On October 31, 2 000, we entered into senior secured credit facilities with a syndicate of banks under which we are permitted to borrow up to $600.0 million. In addition, we expect to add additional equipment loans and lease lines to finance capital expenditures for our Internet Data Centers and to obtain additional long-term debt, working capital lines of credit and lease lines. We cannot be certain that any financing arrangements will be available.

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

      We are subject to restrictive covenants in our note indentures and credit facilities that significantly limit our flexibility in managing our business

             Our senior notes, convertible subordinated notes and our senior secured credit facilities contain various restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios and comply with covenants restricting our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions. Additionally, future acquisitions or changes in business conditions could prevent us from being able to comply with our covenants, in which event we would need to modify or obtain a waiver, both of which require third party consent and which may not be obtainable.

             In addition, a number of instruments evidencing our debt restrict the manner in which the funds raised in our debt financings and debt incurred in the future may be used.

      We must manage growth effectively by expanding operating and financial procedures, controls and systems or our business will be harmed

             We are experiencing, and we expect to continue to experience, rapid growth with respect to the building of our Internet Data Centers and network infrastructure, acquisitions of assets and companies, expansion of our service offerings, geographic expansion, expansion of our customer base and increases in the number of employees. This growth has placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. This expansion also requires significant time commitment from our senior management and places a significant strain on their ability to manage the existing business. In addition, we are required to manage multiple relationships with a growing number of third parties as we seek to complement our service offerings. Our ability to manage our growth effectively will require us to continu e to expand operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. We have recently hired many key employees and officers, and as a result, our entire management team has worked together for only a brief time. In addition, we intend to hire additional senior management personnel to support the growth and expansion of our business. If our executives are unable to manage growth effectively, our business could be materially adversely affected.

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

             Additionally, our pending acquisition of Global Center Holding Co. will require high levels of coordination due to the size and complexity of the business being acquired. Our failure to complete the acquisition or integration in a timely manner may prevent us from retaining employees and customers.

      System failures could lead to significant costs

             We must protect our network infrastructure, our equipment, and customers’ equipment against damage from human error, physical or electronic security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, failure of any of our telecommunications providers, such as MCI WorldCom, Qwest Communications Corporation or Global Crossing, to provide consistent data communications capacity, and local exchange carriers to provide interconnection agreements, could result in interruptions in our services. In the future, we intend to rely more heavily on one provider, Global Crossing, and we will become more dependent on Global Crossings operations and services. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, temporary loss of power, and failure of networking equipment, all of which led to short-term degradation in the level of performance of our network or temporary unavailability of our services. We attempt to limit exposure to system downtime by contract by giving customers a credit of free service for a short period of time for disruptions. However, customers may demand, and have demanded, additional remedies. If we incur significant service level commitment obliga tions in connection with system downtime, our liability insurance may not be adequate to cover those expenses.

      Customer satisfaction with our services is critical to our success

             Our customers demand a very high level of service and services are an increasingly significant portion of our offerings. Our customer contracts generally provide a limited service level commitment related to the continuous availability of service on a 24 hours per day, seven-days-per-week basis. This commitment is generally limited to a credit consisting of free service for a short period of time for disruptions in Internet transmission services. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and customer dissatisfaction if our systems fail or our customers otherwise become dissatisfied.

      Our ability to expand our network is unproven and will require substantial financial, operational and management resources

             To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We are dependent on MCI WorldCom, Qwest, Global Crossing and other telecommunications providers for our network capacity. In the future, we intend to rely more heavily on one provider, Global Crossing, and will become more dependent on Global Crossing operations and services. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network’s ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, i t may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, customer demand could diminish because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility which may cause delays in implementation.

      We depend on network interconnections provided by third parties who may raise their fees or deny access

             We rely on a number of public and private network interconnections to allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue their interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any networks, many of which are significantly larger than we are, from increasing fees or denying access. In early 2000, one network with whom we previously maintained interconnections unilaterally terminated the interconnections. In the future, other networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers’ access to their networks. In this event, we may not be able, on a cost-effective basis, to access alternative networks to exchange our customers’ traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be harmed.

      Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets

             A component of our strategy is to expand into international markets. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999 and acquired an Internet Data Center in Tokyo through our acquisition of GOL in December 1999. In April 2000, we opened two additional Internet Data Centers in Frankfurt and Toronto. Furthermore, we plan to open additional international Internet Data Centers by the end of 2000. In order to expand our international operations, we may enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Intern et has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

      System security risks could disrupt our services

             The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services rely on encryption and authentication technology licensed from third parties. Our network is interconnected to many third party networks, and data from those networks could be introduced into our network. Despite a variety of network security measures we have taken, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Our Internet Data Centers have experienced, and in the future may experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Exodus or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. As a result, we could become liable to others and lose existing or potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

             The Exodus network uses commercially available systems and network components, which means that occasional bugs or security problems with those products will affect our system and network security. While we maintain close working relationships with vendors and suppliers, there can be no assurance that Exodus will not be adversely affected due to vendor faults, bugs, security holes or other types of breaches caused by the functionality of vendor products in the Exodus environment.

      We depend on third-party equipment and software suppliers

             We depend on vendors to supply key components of our telecommunications infrastructure and system and network management solutions. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we currently use are supplied primarily by Cisco Systems, Inc. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business would be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we us e, our business would be harmed. For example, we have experienced performance problems with routers and switches, including previously unknown software and firmware bugs, that have caused temporary disruptions in and impairment of network performance.

      Government regulation and legal uncertainties may harm our business

             Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has considered enacting Internet laws regarding children’s privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of law s or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could have a material adverse affect on our business.

      We could be held liable for the information disseminated through our network

             The law relating to the liability of online services companies and Internet access providers for information and commerce carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various service or product offerings. Further, th e costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

             Some businesses, organizations and individuals have in the past sent unsolicited commercial e-mail messages through our network or advertising sites hosted at our facilities to a massive number of people. This practice, known as “spamming,” has led to some complaints against us. In addition, some ISPs and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, we cannot be sure that customers will not engage in this practice, which could have a material adverse effect on our business.

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

      If the Internet and Internet infrastructure development do not continue to grow, our business will be harmed

             Our success depends in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. In addition, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of ou r services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

      Our stock price has been volatile in the past and is likely to continue to be volatile

             The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and accordingly the trading price of our common stock has been and is likely to continue to be affected by this activity. This volatility could make it difficult to issue equity securities as a means of raising additional funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

             Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio which principally consists of money market funds with original maturities of 90 days or less. Current yields on these instruments, categorized as cash equivalents, range from approximately 6.0% to 7.3%. We do not use derivative financial instruments in our investment portfolio. The fair value of our investment portfolio would not be significantly impacted by a 10% increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. We place our investments with high quality issuers, and, by policy, limit the amount of risk by investing primarily in money market funds, debt instruments of the U.S. government and its agencies, and certificates of deposits. An increase or decrease in interest rates would not significantly increase or decrease interest expense on our obligations under our outstanding convertible subordinated notes and senior notes due to the fixed nature of our outstanding note obligations, but may significantly increase or decrease the cost of servicing our debt under our secured credit facilities.

      Investment Risk

             We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations and is classified as investments on the condensed consolidated balance sheets. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since our initial investment, two of these investments in privately-held companies have become marketable equity securities, one upon the investee completing an initial public offering and on e upon the investee being acquired by a public company. These marketable equity security investments are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are classified separately on the condensed consolidated balance sheets as marketable equity securities.

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

             We are exposed to foreign exchange rate fluctuations on the financial results of foreign subsidiaries that are translated into U.S. dollars upon consolidation and on our Euro 125.0 million of 10 3/4% Senior Notes due 2009 and Euro 200.0 million of 11 3/8% Senior Notes due 2008, which have periodic interest payments due in Euros on June 15 and December 15, and January 15 and July 15, of each year, respectively, commencing on June 15, 2000 and January 15, 2001, respectively. Furthermore, exchange rate volatility may negatively impact our financial results. Remeasurement gains or losses on the Euro denominated notes is included in other income and expense in the Condensed Consolidated Statements of Operations. We recognized gains from Euro remeasurement of $3.3m for the three months ended September 30, 2000.

             We entered into foreign currency exchange contracts in order to reduce the impact of currency fluctuations related to our Euro denominated senior notes. Net gains or losses are included in other income and expense in the Condensed Consolidated Statements of Operations. We recognized net losses from the foreign currency exchange contracts of $2.1 million for the three months ended September 30, 2000. We had an outstanding forward foreign exchange contract at September 30, 2000 with a bank in the United States to buy Euro 50.0 million for $44.8 million.

             A sensitivity analysis was performed on our hedging portfolio as of September 30, 2000. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. The increase in the value of the U.S. dollar (and a corresponding decrease in the value of the hedged foreign currency asset) would lead to an increase in the fair value of our financial hedging instrument by approximately $3.6 million. Conversely, the decrease in the value of the U.S. dollar would result in a decrease in the fair value of this financial instrument by approximately $5.2 million.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

             We are not a party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.   Defaults Upon Senior Securities

             Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

             Not applicable.

Item 5.   Other Information

             On September 28, 2000, we entered into a definitive merger agreement to acquire GlobalCenter Holding Co., an indirect wholly owned subsidiary of Global Crossing North America, Inc. At the effective time of the merger, we will issue to GlobalCenter stockholders shares of our common stock equal to $6.525 billion divided by the average closing price of Exodus stock for the ten trading days prior to the closing of the transaction, subject to a collar. The transaction will be accounted for as a purchase and is expected to close in early January 2001, subject to regulatory and shareholder approval.

             As part of the transaction, we have agreed to form a joint venture with Asia Global Crossing Ltd. to provide complex Web hosting and managed services in Asia. Exodus will own 67% of the joint venture and Asia Global Crossing will own 33%. Both Exodus and Asia Global Crossing will contribute all their Asia region web hosting assets to the joint venture. Asia Global Crossing will be the primary network provider for the joint venture in Asia, and we will manage and operate the joint venture.

             In September 2000, we entered into a new 10-year capacity agreement with GlobalCrossing Bandwidth, Inc. Under the terms of the agreement, we made a non-recurring, non-refundable payment of $100.0 million to be credited against future capacity usage. The payment is included in other assets and will be amortized as used, over the 10 year period the capacity is provided. We also entered into a 10-year network services agreement with GlobalCrossing, Ltd. Under the terms of this agreement, we will make an irrevocable and non-refundable payment of $100.0 million by December 31, 2000 to be credited against future purchases of network services.

             On October 31, 2000, we entered into senior secured credit facilities with a syndicate of banks under which we are permitted to borrow up to $600.0 million. The bank credit facilities include a revolving credit facility in the aggregate amount of $225.0 million and two term loan facilities in the aggregate amount of $375.0 million. Our obligations under the credit facilities are guaranteed by each of our existing and future wholly-owned subsidiaries. The credit facilities and the guarantees by our wholly-owned U.S. subsidiaries are secured, to the extent permitted by our existing indentures, by substantially all of our assets and substantially all of the assets and stock of our wholly-owned U.S. subsidiaries. The Company borrowed an initial $150.0 million against one of the term loan facilities on October 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K

             a. Exhibits

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger among Exodus Communications, Inc., Einstein Acquisition Corp., Global Crossing GlobalCenter Holdings, Inc., GlobalCenter Holding Co., GlobalCenter Inc., and Global Crossing North America, Inc., dated as of September 28, 2000 (Incorporated by reference from Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
3.01	Registrant’s Restated Certificate of Incorporation (Incorporated by reference from Exhibit 4.01 to Registrant’s Registration Statement on Form S-8 (file no. 333-38980) filed with the SEC on June 9, 2000.
3.02	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Delaware Secretary of State on January 28, 1999 (Incorporated by reference from Exhibit 3.02 to Registrant’s Registration Statement on Form 8-A filed with the Commission on January 29, 1999).
3.03	Registrant’s Bylaws (Incorporated by reference to Exhibit 3.06 of the Registrant’s Registration Statement on Form S-1, Registration Statement No. 333-44469, declared effective by the Securities and Exchange Commission on March 18, 1998).
4.01	Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated July 6, 2000 related to the Registrant’s 11 5/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
4.02	Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated July 6, 2000 related to the Registrant’s 11 3/8% Senior Notes due 2008 (Incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
4.03	Stockholder Agreement among Exodus Communications, Inc., Global Crossing Ltd., and Global Crossing GlobalCenter Holdings, Inc., dated as of September 28, 2000 (Incorporated by reference from Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
4.04	Registration Rights Agreement by and among Exodus Communications, Inc., Global Crossing GlobalCenter Holdings, Inc., Global Crossing Ltd., and its other direct and indirect subsidiaries mentioned therein, dated as of September 28, 2000 (Incorporated by reference from Exhibit 4.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
4.05	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 11 1/4% Senior Notes due 2008 (Incorporated by reference from Exhibit 4.21 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.06	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 5% Convertible Subordinated Notes due March 15, 2006 (Incorporated by reference from Exhibit 4.22 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.07	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 10 3/4% Senior Notes due 2009 (Incorporated by reference from Exhibit 4.23 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.08	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 4 3/4% Convertible Subordinated Notes due July 15, 2008 (Incorporated by reference from Exhibit 4.24 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).

4.09	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 11 5/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 4.25 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.10	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 11 3/8% Senior Notes due 2008 (Incorporated by reference from Exhibit 4.26 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.11+	Second Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 11 1/4% Senior Notes due 2008.
4.12+	First Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 10 3/4% Senior Notes due 2009.
4.13+	First Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 11 5/8% Senior Notes due 2010.
4.14+	First Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 11 3/8% Senior Notes due 2008.
10.01	Purchase Agreement among Registrant, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated June 28, 2000 related to the Registrant’s 11 3/8% Senior Notes due 2010 and 11 3/8% Senior Notes due 2008 (Incorporated by reference from Exhibit 10.75 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
10.02	Exchange and Registration Rights Agreement among Registrant, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated July 6, 2000 related to the Registrant’s 11 5/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 10.76 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
10.03	Exchange and Registration Rights Agreement among Registrant, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated July 6, 2000 related to the Registrant’s 11 3/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 10.77 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
10.04*	Networking Services, Marketing and Cooperation Agreement by and between Exodus Communications, Inc. and Global Crossing Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000).
10.05*	Networking Services, Marketing and Cooperation Agreement by and between Exodus Communications, Inc. And Asia Global Crossing Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
10.06	Joint Venture Agreement relating to Exodus Asia-Pacific Ltd. among Exodus Communications, Inc., Asia Global Crossing Ltd. And Exodus Asia-Pacific Ltd., dated as of September 28, 2000 (Incorporate by reference from Exhibit 99.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)

10.07+	Credit Agreement dated as of October 31, 2000 among Exodus Communications, Inc., The Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, Chase Manhattan International Limited, as London Agent, Chase Securities Inc., as Sole Book Manager and Joint Lead Arranger, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger and Co-Documentation Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent.
10.08+**	Capacity Agreement by and between Exodus Communications, Inc. and Global Crossing Bandwidth, Inc., dated September 28, 2000.
10.09+**	Amendment number one dated October 17, 2000 to the Capacity Agreement by and between Exodus Communications, Inc. and Global Crossing Bandwith, Inc.
27.01	Financial Data Schedule

______________

     +   Filed herewith.

       *   Confidential treatment as been granted for certain portions of these documents pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on October 13, 2000. Such portions have been redacted and marked with a triple asterisk. The non-redacted versions of these documents have been filed separately with the Securities and Exchange Commission.

         **   Confidential treatment as been requested for certain portions of these documents pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on November 13, 2000. Such portions have been redacted and marked with a triple asterisk. The non-redacted versions of these documents have been filed separately with the Securities and Exchange Commission.

    b.   Reports on Form 8-K

                   On September 28, 2000, we filed a report on Form 8-K announcing the definitive merger agreement to acquire GlobalCenter Holding Co., an indirect wholly owned subsidiary of Global Crossing North America, Inc.

    SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXODUS COMMUNICATIONS, INC.
Dated: November 14, 2000	By:	/s/ Ellen M. Hancock

Ellen M. Hancock Chairman and Chief Executive Officer

Dated: November 14, 2000	By:	/s/ R. Marshall Case

R. Marshall Case Executive Vice President, Finance and Chief Financial Officer