Form 10-Q/A
period 2000-09-30
EXODUS COMMUNICATIONS INC
filed 2000-12-08
CIK 1013740

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

             The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended September 30, 2000, as set forth below and in the pages attached hereto:

Item 6.   Exhibits and Reports on Form 8-K

             a. Exhibits

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger among Exodus Communications, Inc., Einstein Acquisition Corp., Global Crossing GlobalCenter Holdings, Inc., GlobalCenter Holding Co., GlobalCenter Inc., and Global Crossing North America, Inc., dated as of September 28, 2000 (Incorporated by reference from Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
3.01	Registrant’s Restated Certificate of Incorporation (Incorporated by reference from Exhibit 4.01 to Registrant’s Registration Statement on Form S-8 (file no. 333-38980) filed with the SEC on June 9, 2000.
3.02	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Delaware Secretary of State on January 28, 1999 (Incorporated by reference from Exhibit 3.02 to Registrant’s Registration Statement on Form 8-A filed with the Commission on January 29, 1999).
3.03	Registrant’s Bylaws (Incorporated by reference to Exhibit 3.06 of the Registrant’s Registration Statement on Form S-1, Registration Statement No. 333-44469, declared effective by the Securities and Exchange Commission on March 18, 1998).
4.01	Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated July 6, 2000 related to the Registrant’s 11 5/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
4.02	Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as Trustee, dated July 6, 2000 related to the Registrant’s 11 3/8% Senior Notes due 2008 (Incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
4.03	Stockholder Agreement among Exodus Communications, Inc., Global Crossing Ltd., and Global Crossing GlobalCenter Holdings, Inc., dated as of September 28, 2000 (Incorporated by reference from Exhibit 4.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
4.04	Registration Rights Agreement by and among Exodus Communications, Inc., Global Crossing GlobalCenter Holdings, Inc., Global Crossing Ltd., and its other direct and indirect subsidiaries mentioned therein, dated as of September 28, 2000 (Incorporated by reference from Exhibit 4.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
4.05	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 11 1/4% Senior Notes due 2008 (Incorporated by reference from Exhibit 4.21 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.06	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 5% Convertible Subordinated Notes due March 15, 2006 (Incorporated by reference from Exhibit 4.22 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).

4.07	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 10 3/4% Senior Notes due 2009 (Incorporated by reference from Exhibit 4.23 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.08	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 4 3/4% Convertible Subordinated Notes due July 15, 2008 (Incorporated by reference from Exhibit 4.24 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.09	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 11 5/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 4.25 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.10	Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Exodus Communications, Inc., Chase Manhattan Bank and Trust Company, National Association, and HSBC Bank USA, regarding the Registrant’s 11 3/8% Senior Notes due 2008 (Incorporated by reference from Exhibit 4.26 to the Registrant’s Amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2000).
4.11#	Second Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 11 1/4% Senior Notes due 2008.
4.12#	First Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 10 3/4% Senior Notes due 2009.
4.13#	First Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 11 5/8% Senior Notes due 2010.
4.14#	First Supplemental Indenture dated as of October 30, 2000 between Exodus Communications, Inc. and HSBC Bank USA, regarding the Registrant’s 11 3/8% Senior Notes due 2008.
10.01	Purchase Agreement among Registrant, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated June 28, 2000 related to the Registrant’s 11 3/8% Senior Notes due 2010 and 11 3/8% Senior Notes due 2008 (Incorporated by reference from Exhibit 10.75 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
10.02	Exchange and Registration Rights Agreement among Registrant, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated July 6, 2000 related to the Registrant’s 11 5/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 10.76 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
10.03	Exchange and Registration Rights Agreement among Registrant, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC, dated July 6, 2000 related to the Registrant’s 11 3/8% Senior Notes due 2010 (Incorporated by reference from Exhibit 10.77 to the Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 10, 2000).
10.04*	Networking Services, Marketing and Cooperation Agreement by and between Exodus Communications, Inc. and Global Crossing Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000).
10.05*	Networking Services, Marketing and Cooperation Agreement by and between Exodus Communications, Inc. And Asia Global Crossing Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.02 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)

10.06	Joint Venture Agreement relating to Exodus Asia-Pacific Ltd. among Exodus Communications, Inc., Asia Global Crossing Ltd. And Exodus Asia-Pacific Ltd., dated as of September 28, 2000 (Incorporate by reference from Exhibit 99.03 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2000.)
10.07#	Credit Agreement dated as of October 31, 2000 among Exodus Communications, Inc., The Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, Chase Manhattan International Limited, as London Agent, Chase Securities Inc., as Sole Book Manager and Joint Lead Arranger, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger and Co-Documentation Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent.
10.08+**	Capacity Agreement by and between Exodus Communications, Inc. and Global Crossing Bandwidth, Inc., dated September 28, 2000.
10.09+**	Amendment number one dated October 17, 2000 to the Capacity Agreement by and between Exodus Communications, Inc. and Global Crossing Bandwith, Inc.
27.01#	Financial Data Schedule

______________

#	Previously filed.
+	Filed herewith.
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

EXODUS COMMUNICATIONS, INC.
Dated: December 8, 2000	By:	/s/ Ellen M. Hancock

Ellen M. Hancock Chairman and Chief Executive Officer

Dated: December 8, 2000	By:	/s/ R. Marshall Case

R. Marshall Case Executive Vice President, Finance and Chief Financial Officer

5