Form 10-K
period 2000-12-31
EXODUS COMMUNICATIONS INC
filed 2001-03-30
CIK 1013740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                        Commission file number 000-23795

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

   As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of such shares on the Nasdaq National Market on such date) was approximately $8.1 billion. As of February 28, 2001, there were 551,994,532 shares of the Registrants $0.001 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


   Documents incorporated by reference: Portions of the Registrant's proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          EXODUS COMMUNICATIONS, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 ITEM 1.  BUSINESS......................................................    2
 ITEM 2.  PROPERTIES....................................................   10
 ITEM 3.  LEGAL PROCEEDINGS.............................................   11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   11
 ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT..............................   11

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS......................................................   13
 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................   14
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   16
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....   38
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   40
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   40

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT................   41
 ITEM 11. EXECUTIVE COMPENSATION........................................   41
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   41
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   41

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K......................................   42
 SIGNATURES..............................................................  49
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE.................  51

                          EXODUS COMMUNICATIONS, INC.

                                     PART I

   This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve many risks and uncertainties, including those identified in the section of this report entitled "Factors That May Affect Future Operating Results," which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements include our projections about our business under Item 1, "Business," and our statements regarding our future financial performance and business which are contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures, in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

ITEM 1. BUSINESS

Recent Developments

 Issuance of Convertible Notes and Common Stock

   In February 2001, we issued $575.0 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 15, 2008. We may redeem the notes, in whole or in part, on or after February 20, 2004. Interest on the notes is payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2001. The aggregate net proceeds of this offering were approximately $558.3 million after deducting underwriting discounts and estimated expenses. The notes may be converted into shares of common stock at a rate of 43.9464 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $22.76 per share, subject to adjustment.

   Concurrent with the offering of convertible notes, we also issued 13,000,000 shares of common stock at $18.50 per share, with net proceeds from this offering of approximately $229.4 million after deducting underwriting discounts and estimated expenses.

 Acquisition of GlobalCenter

   On January 10, 2001, we completed our acquisition of GlobalCenter Holding Co. ("GlobalCenter") from Global Crossing Ltd. GlobalCenter is now a wholly-owned subsidiary of Exodus. We believe that the acquisition enhances our global Internet Data Center infrastructure, strengthens our network, our customer support, sales and professional services organizations, and expands our customer base.

   In our acquisition of GlobalCenter, we issued approximately 108 million shares of common stock in exchange for all outstanding shares of GlobalCenter common stock. As a result, Global Crossing and its affiliates acquired beneficial ownership of approximately 20% of our outstanding common stock at that time. Immediately after the GlobalCenter acquisition, we had 40 Internet Data Centers totaling approximately 5.1 million gross square feet, approximately 4,500 customers, and strategic partners that included Cisco, Compaq, Dell, Inktomi, Microsoft, Oracle, Softbank and Sun Microsystems. The acquisition will be accounted for as a purchase.

   In connection with the acquisition, we also entered into two network services, marketing and cooperation agreements, one with Global Crossing and the other with Asia Global Crossing Ltd. Under these agreements, we agreed for a period of 10 years to purchase from Global Crossing at least 50% of our future network needs outside of Asia, and we agreed to purchase from Asia Global Crossing at least 60% of our future network needs in Asia. In return, Global Crossing and Asia Global Crossing agreed to use Exodus and our affiliates as their exclusive provider of Web hosting services for a period of two years. They also agreed to provide us with preferred pricing on all network services and assets offered by Global Crossing and Asia Global Crossing, including circuits, IRUs and dark fiber. The benefits to us of these network arrangements include:

  . Preferred pricing on network services and assets, helping our network services remain price competitive;

  . Closer integration of our Internet Data Centers into Global Crossing's global Internet protocol network, providing us with superior network quality of service; and

  . Local fiber capabilities that may enhance network control.

   In addition, Exodus and Asia Global Crossing agreed to form a joint venture to provide complex Web hosting and managed services in Asia. Global Crossing has also agreed to offer and co-brand Exodus' Web hosting services to Global Crossing's network service customers.

The Company

   Exodus Communications is the leading provider of Internet infrastructure outsourcing services for enterprises with mission-critical Internet operations. Exodus offers complex Web hosting and managed and professional services to optimize the performance, reliability and scalability of our customers' Internet operations. As of January 10, 2001, we delivered our services through a worldwide network of 40 Internet Data Centers located throughout North America, Europe and Asia Pacific.

   We offer an integrated portfolio of solutions that provide customers with a scalable, secure and high-performance platform for the development, deployment and management of mission-critical Internet operations. We provide server hosting and Internet connectivity services through our Internet Data Centers' redundant backbone network of multiple high speed and high capacity data lines, along with our public and private network interconnections. We continue to upgrade our network in order to accommodate expected traffic growth. Our managed services include performance monitoring, site management reports, shared and dedicated storage, content delivery and management, security, Web application management, managed Web hosting, and professional consulting services. These services provide the foundation for high performance, availability, scalability and reliability of customers' mission-critical Internet operations. In addition, we integrate best-of-breed technologies from leading vendors with our industry expertise and proprietary technology.

   Our objective is to remain the leading provider of Internet system and network management solutions for enterprises with mission-critical Internet operations. To achieve this objective, we intend to:

  . Continue to position Exodus as the leader in this market;

  . Focus on enhancing systems and network management, Internet technology services and professional services;

  . Continue our global expansion;

  . Leverage our expertise to address new market opportunities; and

  . Continue to establish strategic relationships for distribution and technology.

   We began offering server hosting and Internet connectivity services in late 1995, opened our first dedicated Internet Data Center in August 1996, and introduced managed services in 1997 and professional services in 1998. As of January 10, 2001, we operated Internet Data Centers in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Frankfurt, London, Los Angeles, Melbourne, New York, Seattle, Silicon Valley, Tokyo, Toronto and Washington, D.C.

   Throughout 2000 and into 2001, Exodus has supported a growing number of enterprise customers as they expanded their Web initiatives. As of January 10, 2001, we had over 4,500 customers under contract worldwide, representing a variety of industries--from major enterprise customers to leaders in the Internet space.

Services

   Our globally distributed Internet Data Centers, connected by our privately managed, Internet Protocol network backbone, provide the high-performance platform from which we deliver our Web hosting services. In addition, we provide managed and professional services to help our customers architect and launch their Internet operations and to monitor, manage and scale those operations. Our service offerings include Internet Data Center services, networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, professional consulting, managed Web hosting and Web application management.

 Internet Data Center Services

   We deliver our Web hosting and managed services from geographically distributed, state-of-the-art Internet Data Centers with backup power supplies and auxiliary generators, fire detection and suppression systems, raised floors, HVAC, separate cooling zones, seismically-braced racks, 24 x 7 operations and physical security. In these facilities, we support leading Internet hardware and software platforms, including Compaq, Dell, IBM, Microsoft and Sun Microsystems, as well as network vendor platforms including F5 Networks, Alteon Web Systems, Cisco Systems, Foundry Networks and Check Point Software. This multi-vendor flexibility enables our customers to retain control over the technical solution and to integrate Internet operations with their existing information technology. Because mission-critical Internet operations are typically dynamic and often require hardware and software upgrades to maintain targeted service levels, customers have unlimited 24 x 7 access to their equipment within our Internet Data Centers. Additional space and electrical power can be added as needed, ensuring that customers can scale their Internet operations and have access to additional server hosting services.

   Based upon their technical requirements, customers can select from shared rack facilities within common cage areas, highly secure cabinets, enclosed cage facilities or vaults. Our server hosting facilities generally include dedicated electrical power circuits and backup power capabilities to ensure that each customer's electrical power requirements are met.

 Networking

   Exodus connects its Internet Data Centers through a high-performance, dedicated and redundant backbone network with multiple high speed and high capacity lines, along with our extensive public and private network interconnections. Our network services are designed to deliver the scalability, high availability and performance required for high-volume, mission-critical Internet operations. Since our customers' mission-critical Internet operations often experience network traffic spikes due to promotions or events, we maintain excess capacity for use by customers on demand.

   To meet our customers' requirements for uninterrupted service availability, our network is designed to minimize the likelihood of any single point of failure. Each Internet Data Center has multiple physical fiber paths into the facility. We maintain multiple network links from multiple vendors into each Internet Data Center and regularly check that our fiber backbone is traversing physically separated paths. Customers may enhance their Web Site's availability by duplicating it at multiple Internet Data Centers, and synchronizing applications and content through our private fiber backbone network. Our network architecture optimizes the availability of a customer's site, even in the event of a link failure. For maximum scalability, reliability and performance, we provide customers with bandwidth services ranging from Ethernet (10 megabits per second) connections to Gigabit Ethernet (1,000 Megabits per second) connections.

   Our network services are designed to deliver low-latency and peak network performance. Our backbone engineering personnel monitor traffic patterns and congestion points throughout our network and at our interconnection points, and dynamically reroute traffic flows to optimize end-user response times. We provide peak network performance by maintaining a large number of direct public and private network interconnections. As of December 31, 2000, our network included interconnections with approximately 396 ISPs worldwide.

 Storage

   Our storage services include shared and dedicated storage solutions, including backup and restore, disk on demand, and remote disaster recovery. Our professional services engineers design and implement custom storage solutions in customers' Virtual Data Centers. We resell products and services from EMC, Network Appliances, Sanrise, Scale Eight, StorageNetworks, StorageWay, Sun Microsystems, Veritas and WorldStor.

 Content Distribution and Caching

   We recognize that with mass-market e-commerce, participation in auctions and other consumer activities, content delivery is vital to our customers. In response, Exodus offers our customers a complete content distribution solution based on a 3-tier architecture model. In tier one, Server Side Acceleration Services are made up of services from partners such as Cacheflow and Network Appliance. Tier two is focused on getting content closer to the end user through network acceleration. We made an investment in Mirror Image Internet Inc., and in December 2000 announced general availability of our Network Acceleration Services powered by Mirror Image. Our Network Acceleration Services are part of our distribution platform for high-speed, reliable delivery of Internet content, streaming media and applications which includes the resale of Mirror Image's instaContent Global Distribution services leveraging its Content Access Point network. Tier three of this content distribution model will leverage our relationship with Inktomi and the Content Bridge alliance. This 3-tier architecture model is designed to eliminate latency and reduce the need to route requests back to the content origin server and offer our customers a complete content distribution solution.

 Security

   Security is critical for many of our customers. With more than 300 security professionals and consultants, including former FBI and CIA agents, we address security threats with both "defensive" and "offensive" services. "Defensive" services include firewalls, server hardening, content integrity facilities, virus and worm management and eradication, professional security services, voice and videoconferencing security, virtual private networks and security reviews. "Offensive" services include intrusion detection, cyber attack management systems, and intrusion response management. We also offer advisory services such as managed intelligence services to keep abreast of attacks, viruses and specific attack threats against corporate and customer assets and intellectual properties. Our Cyber Attack Tiger Team, includes cybercrime professionals formerly employed by the FBI, Department of Defense, and the U.S. Attorney's Office.

 Performance Measurement, Monitoring and Testing

   Our performance testing labs and performance optimization tools provide advanced solutions for Web Site measurement, monitoring and testing. These services allow our customers to gauge site performance from a user perspective. Our performance testing lab includes e-business stress and load testing, allowing the customer to test the ability of its Web Site to handle projected traffic, scalability and performance parameters. Our lab supports component and functionality testing, scalability and traffic testing. Our monitoring technologies give customers critical insight into the performance of their online transactions, Web pages and media streams. The lab also provides state-of-the-art security vulnerability scanning and penetration analysis tools to monitor and correct security deficiencies on Internet-connected assets.

 Professional Consulting Services

   With over 800 consultants, we offer a comprehensive range of professional consulting services, including assisting our customers in planning their strategies for managing complex mission-critical Internet operations, transitioning operations to our Internet Data Centers and managing various aspects of our customers' Internet operations. We also provide services for architectural design, security design and management, systems and network design, systems and network management and maintenance, application integration and testing, and system testing. These services can be arranged to allow customers to outsource an increasing portion of the management of their Internet operations over time.

 Managed Web Hosting

   We provide our managed Web hosting services for customers who want a redundant and scalable standard platform managed by us. This service includes a pre-packaged, bundled configuration of infrastructure components and services including:

  . Web and database servers;

  . Networking equipment such as routers, firewall, load balancing systems and switches;

  . Remote monitoring and management; and

  . Internet connectivity through our network.

   Additional services include:

  . Content distribution;

  . Enhanced security;

  . Storage management; and

  . End-user performance monitoring.

   Our managed Web hosting services are hosted in dedicated, separate, highly secure sections of selected Internet Data Centers, which customers do not access.

 Web Application Management

   We provide our Web application management service for customers who want to outsource the 24 x 7 monitoring and management of their Web applications as well as their Web hosting infrastructure. We offer fully-outsourced management of key software infrastructure components such as application servers, commerce software and content management systems. This service is available for both our managed Web hosting and our complex Web hosting customers.

Customers

   We have established a diverse base of customers and continue to focus on supporting the strong demand from large enterprise customers. Our customers include companies within the enterprise and Internet markets such as: Adidas, Inktomi, L'Oreal, Nikko Salomon Smith Barney, Oracle Business Online, Oracle Managed Services, Starbucks, U.S. News and World Report, Viacom, Yahoo! and ZDNet. As of January 10, 2001, Exodus had approximately 4,500 customers under contract. The following is a representative list of our customers at January 10, 2001. None of our customers individually represented in excess of 10% of our revenues in 2000:

AC Nielsen                    Google                        Novell
Adidas                        Handspring                    OfficeMax.com
Alaska Airlines               Hearst Interactive media      Oracle Business
Albertsons                    Heineken                       Online
Aon Service Corporation       iBEAM Broadcasting            Oracle Managed
BestBuy.com                    Corporation                   Services
British Airways               IKON Office                   PeopleSoft
CBS SportsLine                 Solutions / Digital          PricewaterhouseCoopers
Coldwater Creek                Express                      Reebok
Compaq                        Inktomi                        International
Computerworld                 InterWest Bank                Royal Caribbean
DiscoverMusic                 Janus Capital                  Cruises
Dominion Bond Rating          JCPenny Company               RR Donnelley & Sons
 Service                      Kaiser Permanente             Starbucks
E! Online                     L'Oreal                       StorageNetworks
Ebay                          Lycos                         Sun Microsystems
FleetBoston Financial         Metropolitan Life             The Sharper Image
 Corporation                   Insurance Co.                U.S. News & World
Franklin Templeton            Microsoft                      Report
 Companies                    MSN Hotmail                   USA TODAY.com
General Electric              MSNBC.com                     Viacom
George Lucas Educational      Merrill Lynch                 Wells Fargo
 Foundation                   Nikko Salomon Smith           W.R. Hambrecht & Co
                              Barney                        Yahoo!
                                                            ZDNet

Customer Support

   Through our national response center and customer relations personnel, we provide dedicated customer support to keep customers' Internet operations functioning 24 hours per day, seven days per week. Response center personnel receive initial inquiries and perform preliminary analyses. They attempt to resolve each inquiry and route any inquiries that cannot be resolved to the appropriate Internet Data Center, where customer relations representatives and supervisors interface with customers and help to implement appropriate solutions. For those customers who require extraordinary levels of support, we offer dedicated teams of customer service personnel to provide 24-hour on call support with guaranteed response times.

Sales and Marketing

   Our sales and marketing objective is to achieve broad market penetration within our target market of businesses that depend upon the Internet for mission-critical operations. We and our resellers sell our services to businesses directly through our sales force and indirectly through our alliance partners. We plan to increase our sales and distribution capabilities and coverage worldwide.

   Our sales force consists of field sales, strategic accounts, alliance sales and telesales, which are organized geographically to ensure that each customer's services are implemented properly and efficiently. In addition, we utilize referral, reseller and other indirect sales channels.

   Our marketing organization is responsible for product marketing management, public relations and marketing communications. Product marketing management includes defining the product roadmap and bringing to market the portfolio of services and programs to address customer needs. These activities include product strategy and definition, pricing, competitive analysis, product launches, channel program management and product lifecycle management. Public relations focus on cultivating industry analyst and media relationships, with the goal of securing broad media coverage and public recognition of our market leadership.

Network Design

   Our network consists of national and international backbone capacity, local networks and private and public interconnection arrangements. Our dedicated and redundant backbone network connects our Internet Data Centers using multiple high speed and high capacity lines, which reduce the risk of a single point of failure. Our local networks connect our Internet Data Centers in a metropolitan area, and in some cases connect customers to our Internet Data Centers. Within each Internet Data Center, we deploy a virtual LAN environment to increase reliability and performance and to provide customers with redundant connectivity to our backbone and the Internet.

Competition

   Our market is intensely competitive. There are few substantial barriers to entry, and we expect to face additional competition from existing competitors and new market entrants in the future. Many companies have announced that they will begin to provide or plan to expand their service offerings to compete with our services. The principal competitive factors in our market include:

  . Ability to deliver services when requested by the customer;

  . Internet system engineering and other professional services expertise;

  . Customer service;

  . Network capability, reliability, quality of service and scalability;

  . Variety of managed services offered;

  . Access to network resources, including circuits, equipment and interconnection capacity to other networks;

  . Broad geographic presence;

  . Price;

  . Ability to maintain and expand distribution channels;

  . Brand name recognition;

  . Timing of introductions of new services;

  . Network security; and

  . Financial resources.

   Our current and potential competitors include: providers of server hosting services; global, regional and local telecommunications companies and Regional Bell Operating Companies; national, foreign and regional Internet service providers; information technology outsourcing firms; and other technology services and products companies. Some of our competitors, particularly the global telecommunications companies that have begun, or intend to begin, providing Web hosting services, have substantially greater resources, more customers, longer operating histories, greater name recognition, and may have more established relationships in the industry than we do. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services that compete with the services we provide.

   Some of our competitors may be able to provide customers with additional benefits relating to the customer's Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions. In addition, we believe our market is likely to consolidate in the near future, which could result in increased price and other competition.

Employees

   As of January 31, 2001, we had 4,290 employees, including 954 in sales and marketing, 123 in product development, 1,501 in customer service and network engineering, 917 in professional services, 391 in general and administrative, including finance, human resources, executives and other administrative personnel, and 404 in facilities and information technology. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel. The competition for personnel is intense, and there can be no assurance that we will be able to identify, attract and retain adequate numbers of qualified personnel in the future. None of our employees is represented by a labor union, and we believe that our employee relations are good.

ITEM 2. PROPERTIES

Facilities

   Our executive offices are located in Santa Clara, California and consist of an aggregate of approximately 534,000 square feet that are leased pursuant to agreements that expire in 2008 and 2011. As of January 10, 2001, we leased or owned an aggregate of 40 facilities for our Internet Data Centers in the following locations, which cover an aggregate of approximately 5.1 million gross square feet and expire in the years indicated below:

Metropolitan                                                             Year of
Area                      City and State                             Lease Expiration
------------              --------------                             ----------------
Silicon Valley            Santa Clara, CA                                  2009
                          Santa Clara, CA                                  2002
                          Santa Clara, CA                                  2008
                          Santa Clara, CA                                  2009
                          Santa Clara, CA                                  2009
                          Santa Clara, CA                                  2010
                          Sunnyvale, CA                                    2013
                          Sunnyvale, CA                                    2001
                          Sunnyvale, CA                                    2011
Los Angeles               El Segundo, CA                                   2009
Orange County             Anaheim, CA                                      2009
                          Irvine, CA                                       2007
                          Irvine, CA                                       2015
Chicago                   Oak Brook, IL                                    2010
                          Elk Grove, IL                                    2010
Austin                    Austin, TX                                       2011
Boston                    Waltham, MA                                      2007
                          Waltham, MA                                      2011
                          Waltham, MA                                      2012
New York                  Jersey City, NJ                                  2010
                          Weehawken, NJ                                    2011
                          Parsippany, NJ                                   2013
                          New York, NY                                     2014
                          New York, NY                                     2008
                          New York, NY                                     2015
Washington, D.C.          Herndon, VA                                      2004
                          Herndon, VA                                      2009
                          Herndon, VA                                      2015
                          Sterling, VA                                     2008
                          Sterling, VA                                     2009
Atlanta                   Austell, GA                                      2011
Toronto                   Brampton, Ontario, Canada                        2013
Seattle                   Seattle, WA                                      2007
                          Tukwila, WA                                      2015
London                    Park Royal, United Kingdom                       2024
                          Park Royal, United Kingdom                       2025
                          London, United Kingdom                           2014
Frankfurt                 Frankfurt, Germany                               2009
Tokyo                     Tokyo, Japan                                     NA
Melbourne                 Melbourne, Australia                             2001

   Most of our leases provide for a renewal option upon the expiration of the initial term, and some of our leases include an option to purchase the property. We currently maintain sales offices in unutilized space in most of our Internet Data Centers as well as other locations. We intend to continue to expand domestically and internationally.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we may be involved in litigation relating to claims arising out of our day to day operations. As of the date of this report, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

   The following table sets forth information regarding our executive officers:

          Name          Age                       Position
          ----          ---                       --------
 Ellen M. Hancock......  57 Chairman and Chief Executive Officer
 Beverly Brown.........  56 Executive Vice President and Chief Marketing
                            Officer
 R. Marshall Case......  42 Executive Vice President, Finance and Chief
                            Financial Officer
 Donald Casey..........  54 President and Chief Operating Officer
 Herbert A. Dollahite..  49 Executive Vice President, Quality and Service
 Sam S. Mohamad........  41 President of WorldWide Sales
 Morris Taradalsky.....  54 Executive Vice President, Engineering and
                            Technology
 Adam W. Wegner........  35 Senior Vice President, Legal and Corporate Affairs,
                            General Counsel and Secretary
 William R. Yeack......  43 Executive Vice President, Managed and Professional
                            Services

   Ellen M. Hancock has served as our Chief Executive Officer since September 1998 and as the Chairman of the board of directors since June 2000. She has been a director since April 1998. She also served as the President of Exodus from March 1998 to June 2000 and as the acting Vice President, Marketing of Exodus from July 1998 to October 1998. From July 1996 to July 1997, she served as Executive Vice President for Research and Development and Chief Technology Officer of Apple Computer, Inc. From September 1995 to May 1996, Mrs. Hancock served as an Executive Vice President and Chief Operating Officer of National Semiconductor Corporation. From 1966 to February 1995, she served in various staff, managerial and executive positions at International Business Machines Corporation, most recently as Senior Vice President and Group Executive. Mrs. Hancock is also a director of Colgate-Palmolive Company and Aetna Inc. She holds a B.A. degree in mathematics from The College of New Rochelle and an M.A. degree in mathematics from Fordham University.

   Beverly Brown has served as our Executive Vice President and Chief Marketing Officer since October 1999. From June 1996 to October 1999, she served as President and Chief Executive Officer of DataMan Software, Inc. From February 1994 to May 1996, she served as an Executive Vice President for Praxis International, Inc., where she was responsible for sales, marketing, business development and professional services. From December 1992 to January 1994, Ms. Brown served as Vice President, Marketing for the INGRES business unit of The ASK Group. From 1968 to 1992, she served in various managerial and executive positions at International Business Machines Corporation. Ms. Brown is a director of SEEC, Inc. Ms. Brown holds a B.S. degree in chemistry/biology from LadyCliff College.

   R. Marshall Case has served as our Executive Vice President, Finance and Chief Financial Officer since January 2000. From February 1998 until January 2000, he served as Executive Vice President and Chief Financial Officer of Auspex Systems, Inc. From September 1997 until February 1998, he served as Vice President, Finance and Administration, of Viking Freight Inc., a division of FDX. From November 1995 until September 1997, he served as Vice President, Financial Planning and Analysis, of Amdahl Corporation. Mr. Case previously served as Executive Vice President, Martin Marietta Overseas Corporation and held a variety of increasingly responsible financial management positions while at General Electric Corporation for 12 years. Mr. Case holds a B.S. degree in Accounting from the State University of New York.

   Donald Casey has served as our President and Chief Operating Officer since June 2000. Previously, Mr. Casey held a number of senior executive positions at Wang Laboratories, Inc., a company which designs, installs and maintains computer networks for major companies in the financial, defense and government industries. In his last assignment as Chief Technology Officer and President of U.S. Services, Mr. Casey was responsible for Wang's network outsourcing strategy as well as its commercial business in the United States. Prior to serving at Wang, Mr. Casey was with Lotus Development Corporation, a subsidiary of International Business Machines Corporation, as Vice President of its spreadsheet division. In 1988, Mr. Casey joined Apple Computer, Inc. as Vice President, Networking and Communications. He was later named Vice President, Multimedia and Networking, reporting to the Chief Executive Officer of Apple. Mr. Casey joined Apple after spending 21 years with IBM from 1967 to 1988, where he held a number of executive positions, including Vice President of Networking Software and Networking Hardware divisions. Mr. Casey is a director of Aspect Communications Corporation. Mr. Casey holds a B.S. degree in mathematics from Saint Francis College in New York City, New York.

   Herbert A. Dollahite, Ph.D., has served as our Executive Vice President, Quality and Service since November 1998. He also served as our Vice President, Quality from June 1998 to November 1998. From August 1994 to June 1998, Dr. Dollahite served as Senior Engineer/Scientist III; Senior Manager, Central Quality; Director, Integration Quality; and Senior Director, Global Quality Engineering for Apple Computer, Inc. Dr. Dollahite holds a B.S. degree in Engineering from Cornell University, an M.B.A degree from the University of Virginia and a Ph.D. degree in Computer Science from the University of Alabama-Huntsville.

   Sam S. Mohamad has served as our President of Worldwide Sales since January 2001. He has also served as our President of Worldwide Sales and International Field Operations from June 2000 to January 2001, our Executive Vice President, Worldwide Sales from December 1998 to June 2000 and as our Vice President, Worldwide Sales from February 1997 to December 1998. From March 1996 to January 1997, he served as Vice President of Sales and Marketing of Genuity, Inc., a provider of data center products and services. From 1987 to February 1996, Mr. Mohamad held various positions at Oracle Corporation, most recently as Vice President of Direct Sales and Marketing.

   Morris Taradalsky has served as our Executive Vice President, Engineering and Technology since April 2000. From April 1997 to April 2000, Mr. Taradalsky served as Executive Vice President, and General Manager, Enterprise Division, at NetObjects, Inc., a provider of e-business software and solutions. From 1994 to 1997, Mr. Taradalsky served as Chief Executive Officer of MicroNet Technology, Inc., a privately held storage systems supplier. From 1988 to 1994, Mr. Taradalsky was employed at Apple Computer, Inc. where he was General Manager of the Apple Business Systems Division. Prior to joining Apple Computer, Mr. Taradalsky was employed by IBM for 18 years in a number of positions, including Vice President and General Manager, Santa Teresa Laboratory. Mr. Taradalsky graduated magna cum laude from Pennsylvania State University with a bachelor's degree in Mathematics.

   Adam W. Wegner has served as our Senior Vice President, Legal and Corporate Affairs since February 2000 and as our General Counsel and Secretary since July 1997. He also served as our Vice President from October 1998 to January 2000. Prior to joining Exodus in July 1997, Mr. Wegner was an attorney with the law firm of Fenwick & West in Palo Alto, California, where he was a corporate and transactional generalist representing technology companies ranging from start-ups to large public corporations. In this position, he handled mergers and acquisitions, public and venture financings, licensing and partnering arrangements, and general business advice. Prior to joining Fenwick & West, Mr. Wegner was an attorney with the Washington, D.C. law firms of Squire, Sanders & Dempsey and Howrey & Simon, where he practiced international trade and transactional law. Mr. Wegner holds a B.A. degree in Political Science from the University of Pennsylvania and a J.D. degree from the Georgetown University Law Center, where he graduated cum laude.

   William R. Yeack has served as our Executive Vice President, Managed and Professional Services since August 1999. Mr. Yeack has served as General Manager, North America and Corporate Vice President of Marketing for Synon, Inc. from 1996 to August 1999. From 1994 to 1996, Mr. Yeack was President of Tandem Services Company and Director of Tandem Computers. Mr. Yeack holds B.S.B.A. and M.B.A. degrees from Ohio State University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Registrant's Common Equity

   Our common stock is traded on the Nasdaq National Market under the symbol "EXDS." The following table sets forth the range of the high and low sale prices of our common stock on the Nasdaq National Market for the periods indicated:

     Quarter                                                       High   Low
     -------                                                      ------ ------
     Year Ending December 31, 2000:
       Fourth Quarter............................................ $46.25 $20.00
       Third Quarter.............................................  68.44  37.00
       Second Quarter............................................  70.81  29.00
       First Quarter.............................................  86.66  43.19
     Year Ending December 31, 1999:
       Fourth Quarter............................................ $45.91 $15.52
       Third Quarter.............................................  21.70  13.45
       Second Quarter............................................  14.99   7.67
       First Quarter.............................................   9.38   3.77

   As of February 28, 2001, the number of stockholders of record was approximately 1,538. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

   We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 2000, and the consolidated balance sheet data as of December 31, 2000 and 1999, are derived from consolidated financial statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 1998, 1997 and 1996, and the consolidated statement of operations data, excluding the pro forma amounts, for the years ended December 31, 1997 and 1996, are derived from consolidated financial statements that have been audited by KPMG LLP that are not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                                        Years Ended December 31,
                              -------------------------------------------------
                                2000       1999       1998      1997     1996
                              ---------  ---------  --------  --------  -------
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues (1)................  $ 818,446  $ 242,140  $ 52,745  $ 12,408  $ 3,130
Cost of revenues............    565,950    197,231    61,578    16,868    2,990
                              ---------  ---------  --------  --------  -------
Gross profit (loss).........    252,496     44,909    (8,833)   (4,460)     140
Operating expenses:
 Marketing and sales........    176,914     75,809    29,034    12,702    2,734
 General and
  administrative............    152,156     42,951    16,058     5,983    1,056
 Product development........     13,629      8,869     3,507     1,647      444
 Amortization of goodwill
  and other intangible
  assets....................     34,797      9,438       141       --       --
 Merger costs...............        --       5,058       --        --       --
                              ---------  ---------  --------  --------  -------
   Total operating
    expenses................    377,496    142,125    48,740    20,332    4,234
                              ---------  ---------  --------  --------  -------
Operating loss..............   (125,000)   (97,216)  (57,573)  (24,792)  (4,094)
Interest income.............     65,400     15,436     7,129       193       68
Interest expense............   (192,279)   (48,964)  (16,864)     (699)    (107)
Other income (expense),
 net........................      4,643        421        (8)      --       --
                              ---------  ---------  --------  --------  -------
Loss before cumulative
 effect of change in
 accounting principle and
 provision for income
 taxes......................   (247,236)  (130,323)  (67,316)  (25,298)  (4,133)
Provision for income taxes..       (750)       --        --        --       --
                              ---------  ---------  --------  --------  -------
Net loss before cumulative
 effect of change in
 accounting principle.......   (247,986)  (130,323)  (67,316)  (25,298)  (4,133)
Cumulative effect of change
 in accounting principle....     (8,352)       --        --        --       --
                              ---------  ---------  --------  --------  -------
Net loss....................   (256,338)  (130,323)  (67,316)  (25,298)  (4,133)
Cumulative dividends and
 accretion on redeemable
 convertible preferred
 stock......................        --         --     (2,014)   (1,413)     --
                              ---------  ---------  --------  --------  -------
Net loss attributable to
 common stockholders........  $(256,338) $(130,323) $(69,330) $(26,711) $(4,133)
                              =========  =========  ========  ========  =======
Basic and diluted net loss
 per share:
 Before cumulative effect
  of change in accounting
  principle (2).............  $   (0.61) $   (0.39) $  (0.28) $  (0.87) $ (0.13)
 Cumulative effect of
  change in accounting
  principle (2).............      (0.02)       --        --        --       --
                              =========  =========  ========  ========  =======
 Basic and diluted net loss
  per share (2).............  $   (0.63) $   (0.39) $  (0.28) $  (0.87) $ (0.13)
                              =========  =========  ========  ========  =======
Shares used in computing
 basic and diluted net loss
 per share (2)..............    405,704    335,848   251,616    30,856   30,624
                              =========  =========  ========  ========  =======
Pro forma amounts assuming
 change is applied
 retroactively:
 Net loss (5)...............             $(136,919) $(66,164) $(31,538) $(4,709)
                                         =========  ========  ========  =======
 Net loss per share (2).....             $   (0.41) $  (0.26) $  (1.02) $ (0.15)
                                         =========  ========  ========  =======

                                       Years Ended December 31,
                           ----------------------------------------------------
                              2000         1999       1998      1997     1996
                           -----------  ----------  --------  --------  -------
                                (in thousands, except per share data)
Consolidated Statement of
 Cash Flows Data:
Net cash provided by
 (used for) operating
 activities..............  $    74,562  $  (46,726) $(47,312) $(15,518) $(3,116)
Net cash used for
 investing activities....   (1,714,600)   (390,614)  (92,757)  (23,864)  (3,877)
Net cash provided by
 financing activities....    1,444,562   1,296,745   285,814    45,937   10,545
Depreciation and
 amortization............      176,802      50,881    13,024     3,429      461
Capital expenditures.....    1,284,191     283,468    44,564    22,489    3,499
Other Data:
EBITDA (3)...............  $    44,990  $  (44,738) $(41,945) $(20,274) $(3,633)
Deficiency of earnings
 available to cover fixed
 charges (4).............     (255,588)   (130,323)  (67,316)  (25,298)  (4,133)
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents.............  $   805,036  $1,015,960  $156,015  $ 10,270  $ 3,715
Restricted cash
 equivalents.............       87,383      35,390    45,614     1,753      378
Working capital
 (deficiency)............      410,631     946,798   124,636    (3,707)   1,892
Total assets.............    3,894,358   1,742,890   298,798    40,973    8,289
Equipment loans, line of
 credit facilities, other
 notes and capital lease
 obligations, less
 current portion.........      281,571      48,696    27,284    15,135    1,449
Convertible subordinated
 notes...................      552,834     749,800       --        --       --
Senior notes.............    1,951,208     776,231   200,000       --       --
Total stockholders'
 equity (deficit)........      463,909      17,615    24,277   (30,600)  (5,234)

--------
(1) Results for the fiscal year ended December 31, 2000 include the effect of adopting Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. See Note 1 of the Notes to Consolidated Financial Statements for discussion of the impact of this change. Revenue for the year ended December 31, 2000 includes the realization of $8.8 million of deferred revenue that was included in the cumulative effect of change in accounting principle.
(2) See Note 1 of the Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share data.
(3) "EBITDA" represents income (loss) before net interest and other expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges, including but not limited to losses or gains on disposal of fixed assets, and realized losses or gains on our investments. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, and, although EBITDA may not be comparable to other similarly titled information from other companies, our management believes that EBITDA is an additional meaningful measure of performance and liquidity.
(4) Earnings consist of income (loss) before provision for income taxes plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance cost and discount or premium related to indebtedness, whether immediately expensed or capitalized and amortized, and that portion of rental expense we believe to be representative of interest.
(5) Deferral of cost of sales has been excluded in the calculation of the pro forma net loss for the years ended December 31, 1998, 1997 and 1996 reflecting the effect of adopting Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Our management believes that the amount of deferred cost of sales is insignificant for those years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For example, we make projections about our growth and expansion. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include those set forth under "Factors Affecting Future Results."

Overview

   Exodus Communications is the leading provider of Internet infrastructure outsourcing services for enterprises with mission-critical Internet operations. We offer complex Web hosting and managed and professional services to optimize the performance, reliability and scalability of our customers' Internet operations. As of January 10, 2001, we delivered our services through a worldwide network of 40 Internet Data Centers located in North America, Europe, Asia and Australia.

   We are the successor to a Maryland corporation that was formed in August 1992 to provide computer consulting services. We began offering server hosting and Internet connectivity in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. As of January 10, 2001, we operated Internet Data Centers in 14 major metropolitan areas. Our Internet Data Centers are located in the Atlanta, Austin, Boston, Chicago, Frankfurt, London, Los Angeles, Melbourne, New York, Seattle, Silicon Valley, Tokyo, Toronto and Washington, D.C. metropolitan areas.

   Many of our Internet Data Center customers initially purchase a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and many of these customers purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have a minimum term of one year. Customers pay monthly fees for services utilized, and one-time fees for installation, professional services and equipment they purchase from us.

   Building Internet Data Centers, making other investments in our business and funding portions of our operating expenses have required us to obtain substantial equity and debt financing. See "--Liquidity and Capital Resources" and "Factors Affecting Future Results--Our substantial leverage and debt service obligations adversely affect our cash flow."

 Acquisitions

   As part of the effort to expand our business, we completed several purchase acquisitions from 1998 through January 2001. As described in Note 2 and Note 9 to the accompanying consolidated financial statements, we acquired the assets of Arca Systems, Inc. in October 1998, American Information Systems, Inc. in February 1999, Cohesive Technology Solutions, Inc. in July 1999, Global Online Japan Co., Ltd. in December 1999, KeyLabs, Inc. in February 2000, the assets of the Professional Services Division of Network-1 Solutions, Inc. in February 2000, Grenville Consulting Ltd. in August 2000, and GlobalCenter Inc. in January 2001. In addition, we completed a pooling of interests transaction with Service Metrics, Inc. in November 1999.

 Investments

   On April 21, 2000, we invested in the common stock of Mirror Image Internet, Inc. ("Mirror Image"), a privately held provider of content distribution services, for a cash payment of $75.0 million and 7,516,535 shares of our common stock. The total investment was valued at approximately $391.6 million, including certain professional fees of approximately $6.5 million. The investment is accounted for under the cost method.

Since the date of our investment in Mirror Image, the market capitalization of similar publicly traded companies has been highly volatile. As of December 31, 2000, such valuations were significantly below April 2000 levels. As a result of these circumstances, we have begun a formal process to determine whether a decrease in the value of our investment in Mirror Image has occurred that is other than temporary. This formal process will include a detailed analysis and investigation of the status of Mirror Image's product launch and customer acceptance and market performance of similar publicly traded companies. We also will obtain an independent valuation of our investment. This analysis is expected to be completed in April 2001. If as a result of our detailed analysis and investigation, we determine that there has been a decrease in the value of our investment in Mirror Image below its recorded cost that is other than temporary, this decrease will be recognized in other expense in the quarter ending March 31, 2001. Such a decrease may be as much as a significant majority of our original investment and may have a material adverse effect on our financial position and results of operations if and when the decrease is recorded.

 Leverage and Debt Obligations

   We use a high degree of leverage to fund our capital expenditures, acquisitions and business expansion in general. As of December 31, 2000, we had the following outstanding debt, totaling $2.7 billion:

  . Indebtness under our senior secured credit facility;

  . 11 1/4% senior notes due 2008;

  . Dollar-denominated 10 3/4% senior notes due 2009;

  . Euro-denominated 10 3/4% senior notes due 2009;

  . Dollar-denominated 11 5/8% senior notes due 2010;

  . Euro-denominated 11 3/8% senior notes due 2008;

  . 5% convertible subordinated notes due 2006; and

  . 4 3/4% convertible subordinated notes due 2008.

   In addition, in February 2001, we issued $575 million aggregate principal amount of 5 1/4% convertible subordinated notes due 2008. During 2000, we also used lease lines of credit, working capital lines of credit, equipment lease lines and other financing arrangements to finance capital expenditures for our Internet Data Centers. For more detailed information, please see Note 4 and
Note 9 to the accompanying Consolidated Financial Statements.

   We intend to expand our network of Internet Data Centers domestically and internationally. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, pre-selling services into the proposed market and analysis of specific financial criteria. At least six months is required to select an appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before it opens, and expenses continue for an extended period until break-even capacity utilization at each site. As a result, we expect individual Internet Data Centers to experience losses for at least a year from the initial customer installation. We experience further losses from investments in sales personnel who test market our services in markets that may not be able to sustain an Internet Data Center. We expect these expenditures to continue and to contribute to significant losses for the foreseeable future. See "Factors Affecting Future Results--Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources."

   Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each fiscal quarter and year through the first fiscal quarter of 2000. As of December 31, 2000, we had an accumulated deficit of approximately $484.6 million.

The revenue and income potential of our business is unproven, and our limited operating history makes an evaluation of our prospects difficult. We intend to invest in new Internet Data Centers, network capacity, product development, and sales and marketing programs. Although we achieved EBITDA positive results for each quarter of 2000, we believe that we will continue to experience losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management services, we encounter risks, expenses and difficulties that affect our business and future prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or, if we do become profitable, that we will sustain profitability. See "Factors Affecting Future Results--Our short operating history and heavy losses make our business difficult to evaluate."

Results of Operations for the Years Ended December 31, 2000, 1999 and 1998

   The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998. The information has been derived from our audited consolidated financial statements included in this Form 10-K. This information should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K. The operating results in any period are not necessarily indicative of the results to be expected for any future period.

                                                          Years Ended
                                                          December 31
                                                       ----------------------
                                                       2000    1999     1998
                                                       -----   -----   ------
Revenues.............................................  100.0%  100.0%   100.0%
Cost of revenue......................................   69.1%   81.5%   116.7%
                                                       -----   -----   ------
Gross profit (loss)..................................   30.9%   18.5%   (16.7%)
Operating expenses:
  Marketing and sales................................   21.6%   31.3%    55.1%
  General and administrative.........................   18.6%   17.7%    30.4%
  Product development................................    1.7%    3.6%     6.7%
  Amortization of goodwill and other intangible
   assets............................................    4.3%    3.9%     0.3%
  Merger costs.......................................    0.0%    2.1%     0.0%
                                                       -----   -----   ------
    Total operating expenses.........................   46.2%   58.6%    92.5%
                                                       -----   -----   ------
Operating loss.......................................  (15.3%) (40.1%) (109.2%)
Interest income......................................    8.0%    6.4%    13.6%
Interest expense.....................................  (23.5%) (20.2%)  (32.0%)
Other income (expense), net..........................    0.6%    0.1%     0.0%
                                                       -----   -----   ------
Loss before cumulative effect of change in accounting
 principle and provision for income taxes............  (30.2%) (53.8%) (127.6%)
Provision for income taxes...........................   (0.1%)   0.0%     0.0%
                                                       -----   -----   ------
Loss before cumulative effect of change in accounting
 principle...........................................  (30.3%) (53.8%) (127.6%)
Cumulative effect of change in accounting principle..   (1.0%)   0.0%     0.0%
                                                       -----   -----   ------
    Net loss.........................................  (31.3%) (53.8%) (127.6%)
                                                       =====   =====   ======

 Revenue

   Our revenues consist of: (i) monthly fees from Internet Data Center ("IDC") services, which include networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, managed Web hosting, Web application management, and related installation services; (ii) fees for professional consulting services; and (iii) fees from the sale or rental of equipment and other products.

 Staff Accounting Bulletin No. 101

   We adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, during our fourth fiscal quarter effective January 1, 2000. SAB 101 identifies the following four essential criteria that must be met before revenue can be recognized:

  . Persuasive evidence of an arrangement exists;

  . Delivery has occurred or services have been rendered;

  . The fee for the arrangement is fixed or determinable; and

  . Collectibility is reasonably assured.

  Persuasive Evidence of an Arrangement

   We document all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

  Delivery Has Occurred or Services have been Performed

   We perform all services or deliver all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer's designated location.

  The Fee for the Arrangement is Fixed or Determinable

   A customer's fee is either fixed or determinable under the terms of the written contract prior to recognizing revenue. Fees for most monthly service, professional consulting services, equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Such factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement and is not subject to refund or subject to adjustment during the initial term of the arrangement.

  Collectibility is Reasonably Assured

   We determine that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customers' financial position and ultimately their ability to pay. We do not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

 Multiple-Element Arrangements

   We enter into multiple-element arrangements, which may include any combination of monthly IDC services, professional consulting services or equipment sales or rentals. Each element of a multiple-element arrangement is evaluated to determine whether it represents a separate earnings process. In determining whether an element is a separate earnings process, we consider all applicable facts and circumstances including whether we sell or could readily sell the element unaccompanied by other elements. If a multiple-element arrangement can be segmented, revenue is allocated among the multiple-elements based on the fair value of the elements. If an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element is recognized until that undelivered element is delivered.

   Revenue recognition for segmented elements of a multiple element arrangement or for separate sales of our product and services offerings is as follows:

  Fees for Monthly Internet Data Center Services and Related Installation
  Services

   We have determined that monthly IDC services represent a separate earnings process because we regularly sell these services unaccompanied by other elements. Revenue is allocated to monthly services based on reliable verifiable and objectively determinable fair value, which is based on fees received when comparable services are sold separately. Revenue from fixed monthly IDC services is recognized ratably over the contract term, generally one year. Revenue from variable monthly IDC services are recognized as the change in factors on which the variable fees are based occurs.

   We have determined that installation services related to monthly services do not represent a separate earnings process. Therefore, revenue from such installation services are deferred and recognized over the contractual term of the arrangement. Incremental direct costs of such installations are deferred and amortized over the contractual term of the arrangement.

   Prior to the adoption of SAB 101, we recognized revenue for installation services upon completion of the services and the associated costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the year ended December 31, 2000, and is reflected as the cumulative effect of change in accounting principle. Revenue for the year ended December 31, 2000 includes $8.8 million that was included in the cumulative effect adjustment.

  Fees for Professional Consulting Services

   We have determined that professional consulting services represent a separate earnings process based on the following factors: (i) the services are not essential to the functionality of other elements of the arrangements, (ii) the services can and have been sold separately both to existing Exodus IDC customers and non-Exodus IDC customers, and (iii) similar services can and have been performed by the customer or other vendors. Revenue is allocated to professional consulting services based on reliable, verifiable and objectively determinable fair value, which is based on fees received when comparable services are sold separately. Revenue from professional consulting services is recognized when the services are complete.

  Fees from the Sale or Rental of Equipment and other products

   We have determined that the sale or rental of equipment and other products represents a separate earnings process based on the following factors: (i) the equipment and other products can and have been sold or rented separately, (ii) the equipment and other products can be purchased from other vendors, and (iii) the functionality of the equipment and other products is not affected by any undelivered element. Revenue is allocated to equipment sale or rental based on reliable, verifiable and objectively determinable fair value, which is based on fees received when comparable equipment and other products are sold or rented separately.

   Revenue from the sale of equipment and other products and from sales type leases is recognized upon delivery to the customer's designated location. Fees from operating leases are recognized on a straight-line basis over the lease term. Revenue from the sale or rental of equipment and other products was less than 10% of consolidated revenue in each of the years in the three-year period ended December 31, 2000.

 Reseller Agreements

   The Company has arrangements with numerous vendors which we refer to as "reseller agreements." Under the terms of the reseller agreements, we sell the vendor's services or products to our customers and we contract with the vendor to provide the related services or products. We recognize revenue from such arrangements on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent, as we act as the principal in the transaction, and have credit risk and pricing discretion. In the case of products sold under such arrangements, we take title to the products and bear the inventory risk.

   Our revenues increased 238% to $818.4 million in 2000 from $242.1 million in 1999, and increased 359% in 1999 from $52.7 million in 1998. The revenue growth reflects increases in hosting, network services and managed services, as a result of increases in new customers, increases in orders from existing customers as well as new revenues arising from our managed services group, including storage management and security services. Revenues directly attributable to IDC's increased to $695.7 million in 2000 from $199.6 million in 1999, an increase of 249%. IDC revenue increased 282% from $199.6 million in 1999 as compared with $52.3 million in 1998. We opened 11 new IDCs during 2000 for a total of 30 at year end. Effective at the closing of the GlobalCenter acquisition on January 10, 2001, we added an additional 10 IDCs. Operating IDCs were 19 and 8 at the end of 1999 and 1998, respectively. At December 31, 2000, we served approximately 4,000 IDC customers compared to approximately 2,300 at December 31, 1999 and 1,000 at December 31, 1998. Professional services revenue increased 188% in 2000 to $122.8 million from $42.6 million in 1999 and increased 8,733% in 1999 from $482,000 in 1998. The increase from 1999 to 2000 relates to increased demand for our professional service offerings and from 1998 to 1999 from increased demand as well as our acquisition of Cohesive Technology Solutions, Inc. in July 1999. We expect our revenues to increase in 2001 from their levels in 2000 as we continue to book new annualized recurring revenue from both new and existing customers, increase the number of operating IDCs, and receive revenues from customers acquired in the acquisition of GlobalCenter, which closed on January 10, 2001.

  Cost of Revenues

   Cost of revenues consists of salaries and benefits for our customer service personnel, network engineers and professional services personnel, depreciation and amortization, rent, consultants' fees, cost of network and local telecommunications circuits, interconnections to other networks, repairs and utilities related to IDCs and other facilities, and costs of third-party equipment sold or rented to customers, including costs to vendors under reseller agreements.

   Cost of revenues increased 187% to $566.0 million in 2000 from $197.2 million in 1999, and increased 220% in 1999 from $61.6 million in 1998. Our cost of revenues as a percentage of revenues decreased to 69% in 2000 from 82% in 1999 and 117% in 1998. The increases in cost of revenues were primarily the result of increased depreciation due to capital expenditures to build and expand IDCs, compensation expenses for additional employees and consultants, increased expense for more backbone capacity and bandwidth usage on our network and from our network to other networks. The decreases in cost of revenues as a percentage of revenues primarily resulted from improved economies of scale, higher IDC utilization and increased gross margins on the more mature IDCs. We expect that cost of revenues will continue to increase in absolute dollars as we continue to expand our IDC's and increase our backbone capacity and deploy additional customers.

  Marketing and Sales Expenses

   Marketing and sales expenses consist of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees, marketing programs and promotions, training and travel and entertainment expenses.

   Marketing and sales expenses increased 133% to $176.9 million in 2000 from $75.8 million in 1999, and increased 161% in 1999 from $29.0 million in 1998. Our marketing and sales expenses as a percentage of revenues decreased to 22% in 2000 from 31% in 1999 and 55% in 1998. The increases in marketing and sales expenses were the result of hiring additional marketing and sales personnel, increased commission expenses due to revenue growth, increased travel expenses due to additions in sales personnel, and increases in marketing program expenses. The decreases in marketing and sales expenses as a percentage of revenues were primarily due to revenues growing faster than marketing and sales expenses over that time period. We expect that marketing and sales expenses will continue to increase in absolute dollars as we continue to increase staff in our sales and marketing organization.

  General and Administrative Expenses

   General and administrative expenses consist of salaries and benefits for our administrative and management information systems personnel, consulting fees, recruiting fees, legal and accounting fees, travel expenses and expenses associated with uncollectible amounts due from customers.

   General and administrative expenses increased 254% to $152.2 million in 2000 from $43.0 million in 1999, and increased 167% in 1999 from $16.1 million in 1998. Our general and administrative expenses as a percentage of revenues increased to 19% in 2000 from 18% in 1999 and decreased from 30% in 1998. The increases in general and administrative expenses were the result of additional hiring of general and administrative personnel, including employees hired in connection with our business combinations, costs for consultants and professional services, increased recruiting expenses, higher depreciation and increased rent and related expenses due to entering into additional operating leases and higher expenses associated with uncollectible amounts due from customers. General and administrative expenses as a percentage of revenues increased in 2000 compared to 1999, primarily due to the consistent hiring of additional general and administrative personnel to support corporate infrastructure and revenue growth. General and administrative expenses as a percentage of revenues decreased in 1999 from 1998, primarily due to revenues growing faster than general and administrative expenses. We expect that general and administrative expenses will continue to increase in absolute dollars, as we develop our infrastructure to support our global operations and incur higher expenses associated with uncollectible amounts due from customers.

  Product Development Expenses

   Product development expenses consist of salaries and benefits for our product development personnel and fees paid to consultants.

   Product development expenses increased 54% to $13.6 million in 2000 from $8.9 million in 1999, and 153% in 1999 from $3.5 million in 1998. Our product development expenses as a percentage of revenues decreased to 2% in 2000 from 4% in 1999 and 7% in 1998. The increases in product development expenses were the result of increased compensation expenses associated with additional product development personnel hired to support our expanded service offerings. The decreases in product development expenses as a percentage of revenues resulted from revenue growth increasing faster than product development expenses. We expect that product development expenses will continue to increase in absolute dollars, as we believe that continued investment in product development is critical to attaining our strategic objectives.

  Amortization of Goodwill and Other Intangible Assets

   As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca Systems, Inc. in October 1998, American Information Systems, Inc. in February 1999, Cohesive Technology Solutions, Inc. in July 1999, Global Online Japan Co., Ltd. in December 1999, KeyLabs, Inc. in February 2000, the assets of the Professional Services Division of Network-1 Solutions, Inc. in February 2000, and Grenville Consulting Ltd. in August 2000. In connection with those acquisitions, we recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to intangible assets was $34.6 million in 2000, $9.3 million in 1999 and $0.1 million in 1998. Goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from 2 to 10 years. We expect amortization related to goodwill and other intangible assets will continue to increase significantly in absolute dollars as we continue to expand our business through future acquisitions, including the January 2001 acquisition of GlobalCenter.

   We evaluate goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  Interest Income

   Interest income increased to $65.4 million in 2000 from $15.4 million in 1999 and $7.1 million in 1998. In 2000, the increase in interest income was primarily due to the investment of cash raised in debt offerings and bank borrowings. In 1999 and 1998, interest income primarily resulted from the investment of cash raised in debt offerings. We expect that interest income will increase as a result of increased cash raised from debt and stock offerings completed in February 2001.

  Interest Expense

   Interest expense increased to $192.3 million in 2000 from $49.0 million in 1999 and $16.9 million in 1998. The increases reflect our issuance of $250.0 million of 5% convertible subordinated notes in March 1999, $200.0 million and $75.0 million of 11 1/4% senior notes in July 1998 and June 1999, respectively, $375.0 million and Euro 125.0 million ($115.7 million) of 10 3/4% senior notes financing in December 1999, $500.0 million of 4 3/4% convertible notes in December 1999, $1.0 billion of 11 5/8% senior notes and Euro 200.0 million ($185.1 million) of 11 3/8 /% senior notes in July 2000, our borrowing of $150.0 million under senior secured credit facilities in October 2000, other bank borrowings in Japan of approximately $56.7 million in December 2000, and increased borrowings as we entered into equipment loans and lease agreements to finance construction of Internet Data Centers. In March 2000, September 2000, and October 2000, holders of an aggregate principal amount of approximately $177.4 million, $9.7 million and $9.7 million, respectively, of 5% convertible subordinated notes converted the notes into approximately 34,497,000 shares of common stock. We recorded aggregate interest expense of approximately $3.2 million for payments made to the holders in connection with certain of the March 2000 conversions. We expect interest expense will continue to increase as we enter into additional equipment leases and loans and incur additional borrowings (including future loans under our senior credit facility) and long term debt. For example, in February 2001, we issued $575 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 2008. As a result of our additional debt financing in early 2001, as well as a full year of interest payment obligations for debt raised and amounts borrowed in 2000. We expect interest expense to be higher in 2001 than in 2000.

  Other Income (Expense), Net

   Net other income (expense) increased to $4.6 million in 2000 from $421,000 in 1999 and ($8,000) in 1998. In 2000, the increase was primarily due to the realized gains of $5.8 million from the sale of available-for-sale securities and net gains on foreign currency transactions that are partially offset by the loss on disposal of property and equipment of $1.9 million.

  Provision for Income Taxes

   We incurred operating losses for all periods from inception through December 31, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. We recorded a provision for income taxes of $750,000 relating to foreign and state and local taxes owed for the year ended December 31, 2000.

   As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $1.4 billion and $863.6 million, respectively, which can be used to offset future tax liabilities. The difference between the federal and state net operating loss carryforward is due to the 50% limitation of net operating loss carryforwards for California purposes. The federal and state net operating loss carryforwards will begin to expire in 2011 and 2002, respectively.

  EBITDA

   Our earnings before net interest and other expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other non-cash charges, for example losses or gains on disposal of fixed assets and realized gains or losses related to our investments was $45.0 million in 2000 compared with EBITDA loss of $44.7 million in 1999 and EBITDA loss of $41.9 million in 1998. In 2000, EBITDA income was primarily due to increased revenues from IDC services as well as increases in revenues from professional services. The increase in revenue was partially offset by increases in costs of revenues and operating expenses. During 1999 and 1998, the year-to-year increases in the level of EBITDA losses were primarily due to increased expenditures needed to support our growth in operations, including salaries and benefits for additional employees, network costs, rent, utilities and other costs related to the increase in the number of our Internet Data Centers as well as increased marketing and sales expenses, general and administrative expenses, consulting fees and professional services.

   Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

Liquidity and Capital Resources

   From inception through December 31, 2000, we financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, a public offering of common stock in February 2001, our senior notes offerings in July 1998, June 1999, December 1999 and July 2000, our convertible subordinated notes offerings in March 1999, and December 1999, and February 2001, our senior credit facility in October 2000, and through various types of equipment loans and lease lines and working capital lines of credit. At December 31, 2000, our principal source of liquidity was approximately $805 million in cash and cash equivalents.

   On October 31, 2000, we entered into a senior secured credit facility with a syndicate of banks under which, subject to our compliance with our existing indentures and with financial covenants and the satisfaction of customary borrowing conditions, we will be permitted to borrow up to $600.0 million, depending on qualifying accounts receivable balances. The credit agreement provides senior secured credit facilities, consisting of a revolving credit facility in the aggregate amount of $225.0 million and two term loan facilities in the aggregate amount of $375.0 million. We borrowed an initial $150.0 million against one of the term loan facilities on October 31, 2000. This and our other existing financing arrangements require us to maintain specific financial ratios and comply with covenants requiring minimum financial results, including EBITDA amounts, and restricting our ability to incur debt, incur liens, make investments, sell assets, incur capital expenditures and make restricted payments. As of December 31, 2000, we were in compliance with all such covenants. As of December 31, 2000, our outstanding bank borrowings, equipment loans and lines of credit, capital lease obligations and senior and convertible notes were approximately $2.8 billion. See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements. In February 2001, we incurred additional indebtness in the aggregate principal amount of $575.0 million as a result of the issuance of convertible 5 1/4% subordinated notes with net proceeds of approximately $558.3 million after deducting underwriting discounts and estimated expenses. Concurrent with the offering of the convertible notes, we also issued 13,000,000 shares of common stock at $18.50 per share, with net proceeds of this offering totaling $229.4 million after deducting underwriting discounts and estimated expenses.

   Net cash provided by operating activities for the year ended December 31, 2000 was $74.6 million, due to generating positive EBITDA, increases in accounts payable, accrued expenses and accrued interest payable, offset by net losses, and increases in accounts receivable and prepaid expenses.

   Net cash used for investing activities for the year ended December 31, 2000 was $1.7 billion, primarily due to capital expenditures for the continued construction of Internet Data Centers, an increase in restricted cash, an increase in telecommunication intangibles and investments, offset in part by releases of restricted cash equivalents.

   Net cash provided by financing activities for the year ended December 31, 2000 was approximately $1.4 billion, primarily due to the proceeds from our issuance of $1.0 billion and Euro 200.0 million ($185.1 million) senior notes, $150.0 million drawn down from our senior credit facility, issuances of common stock, including proceeds from exercises of employee stock options, and from equipment loans and lines of credit, offset in part by payments on capital lease obligations, equipment loans and lines of credit.

   As of December 31, 2000, we had commitments under capital leases and under noncancelable operating leases of $129.3 million and $1.8 billion, respectively, through 2025. In addition, in August 1999 we entered into capacity purchase agreements, which provide for a total potential outlay of approximately $105.0 million for fiber capacity and related maintenance covering approximately 25 years. As of December 31, 2000, we had expended $46.8 million for this purpose.

   In September 2000, we entered into a 10-year network capacity agreement, under which we made a nonrefundable payment of $100.0 million to be credited against future capacity usage. The payment is included in other assets in our consolidated balance sheet as of December 31, 2000 and will be expensed as used over the 10 year term of the agreement. We entered into an amendment to the network capacity agreement in December 2000. Under the terms of this amendment, we made another nonrefundable payment of $100.0 million in December 2000, which will be credited against future capacity usage. The payment is included in other assets in our consolidated balance sheet as of December 31, 2000 and will be expensed as used over the 10-year term of the agreement.

   We intend to make significant expenditures during the next 12 months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet Data Centers, as well as office equipment, computers and telephones.

   On February 5, 2001, we issued $500.0 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 15, 2008. On February 16, 2001, we issued an additional $75.0 million aggregate principal amount of notes as a result of the exercise by the underwriters of their over allotment option. We may redeem the notes, in whole or in part, on or after February 20, 2004. Interest on the notes is payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2001. The aggregate net proceeds were approximately $558.3 million from the $575 million aggregate note issuances. The notes may be converted into shares of common stock at the election of the holders, at a rate of 43.9464 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $22.76 per share, subject to adjustment upon certain events. On February 5, 2001, we also issued 13,000,000 shares of common stock at $18.50 per share, and received net proceeds of approximately $229.4 million.

   We expect to finance capital expenditures primarily through the remaining net proceeds of our debt and equity offerings in 2000 and early 2001, our senior credit facility, existing and future equipment loans and lease lines of credit, and issuances of additional debt and other financing activities. We believe our currently estimated working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents and short-term investments, cash from sales of services and proceeds from debt financings and existing and future equipment financing lines of credit.

   We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through additional public or private financing, strategic relationships or other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows to support our operations or sustain our continued growth at our current rate or in raising capital in sufficient amounts on terms acceptable to us.

See "Factors Affecting Future Results-Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources."

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("ASFAS"), No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, our investments in derivative instruments and hedging activities have been insignificant. We adopted SFAS No. 133 in the first quarter of 2001, as required. The adoption of SFAS No. 133 did not have a material effect on our consolidated financial position or results of operations.

Factors Affecting Future Results

Our short operating history and heavy losses make our business difficult to evaluate.

   Our limited operating history and the pace of change in our business make evaluating our business operations and our prospects difficult. We have incurred operating losses each fiscal quarter and year since 1995. Our accumulated deficit was approximately $484.6 million at December 31, 2000. We anticipate continuing our investments in new Internet Data Centers and network infrastructure, product development, sales and marketing programs, and personnel. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenue in recent periods, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or an annual basis.

Our operating results have fluctuated widely and we expect this to continue.

   We have experienced significant fluctuations in our results of operations on a quarterly and an annual basis. We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, many of which are outside of our control, including:

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

  . the introduction of new Internet and networking technologies by third parties;

  . changes in our pricing policies and those of our competitors;

  . fluctuations in bandwidth used by customers;

  . licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

  . market value fluctuation of our investments.

   In addition, a relatively large portion of our expenses are fixed, particularly our expenses for telecommunications capacity, depreciation, interest, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Furthermore, if we were no longer able to offer third-party products with our services offerings, our product development costs could increase significantly to meet anticipated customer demand for new complimentary services. Finally, many of our customers are emerging growth companies or recently created Internet-centric divisions of existing well established companies, which may have negative cash flows and/or whose Internet ventures may not be well received, so we may not be able to collect receivables on a timely basis or at all.

We may not realize all of the potential benefits of our recent acquisition of GlobalCenter.

   One of our reasons for acquiring GlobalCenter in January 2001 was to utilize its facilities and employees to provide an enhanced level of services in connection with our Web hosting and managed and professional services operations. If we are not successful in quickly integrating GlobalCenter Internet Data Centers, service operations and management teams, our employee morale might decline, key employees could leave and customers could terminate the services they are receiving from us, cancel existing orders or choose not to place new ones. In addition, difficulties or delays in the integration of the operations of Exodus and GlobalCenter, including the network and call center operations, could disrupt the customer service operations of the combined company. If our customer service operations suffer as a result of our integration efforts or otherwise, our customers might reduce their future orders or cease doing business with us altogether.

   Successful integration of GlobalCenter into Exodus depends, in significant part, on the continued services of GlobalCenter management personnel and of its key technical and sales personnel. Many members of GlobalCenter's former management team have terminated their relationships with GlobalCenter. These departures could harm our ability to manage GlobalCenter's business and our combined operations. Losing these managers could slow or prevent us from realizing any benefits of acquiring GlobalCenter.

   In recent periods, GlobalCenter increased its spending on investment in Internet Data Centers, network capacity and personnel, which could result in net losses in excess of historically reported results. If after our acquisition we are unable to realize commensurate revenue increases, we will not realize some of the benefits of the acquisition and our financial results will be harmed.

We may not achieve expected benefits of our joint venture agreement with Asia Global Crossing.

   In September 2000, we agreed to form a joint venture with Asia Global Crossing Ltd., for the purpose of providing our services in Asia. To date, negotiations have been lengthy and complex, and we are continuing to work toward forming and developing the joint venture. Delays in commencement of the joint venture will postpone potential realization of any benefits we expected to achieve from the joint venture. If the joint venture agreement is terminated, or the joint venture is terminated after formation, we could also face additional competition in Asia.

We may experience difficulty in integrating the acquisitions that we have recently completed, which could harm our operating results.

   The challenges of integrating the operations of Exodus and GlobalCenter will be increased by our ongoing efforts to integrate our other recent acquisitions. For example, in November 1999 we acquired Service Metrics, an Internet monitoring applications and services company, and in December 1999 we acquired Global OnLine Japan, an Internet solutions provider in the Japanese market. In February 2000, we acquired both KeyLabs, Inc., a provider of e-business testing services, and the Professional Services Division of Network-1 Security Solutions, Inc. In August 2000 we acquired Grenville Consulting UK Limited, a professional services organization based in the United Kingdom. We anticipate that we may acquire other businesses and assets and add complementary technologies and personnel in order to expand our business. The integration of multiple organizations requires a substantial amount of management resources and attention. If we fail to integrate and manage acquired businesses, retain their employees and customers, or address new markets associated with the acquired businesses, our business and financial results will be harmed.

Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources.

   One of our key strategies is to expand our network by opening additional Internet Data Centers in geographically diverse locations. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install telecommunications circuits and equipment and Internet Data Center facilities, and establish additional interconnections with Internet service providers. We must continue to improve our operational and financial systems and expand, train and manage our employee base.

   For new Internet Data Centers, we expect to expend substantial resources for leases or purchases of real estate, improvements of facilities, equipment purchases, implementation of multiple telecommunications connections, and recruiting and hiring qualified personnel. Moreover, we expect to make significant new investments in sales and marketing and development of new services as part of our expansion strategy. If we fail to generate sufficient cash flows or to raise sufficient funding, we may be required to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

   In general, it takes us at least six months to select the appropriate location for a new Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. Expenditures commence well before the date the Internet Data Center opens, and it takes an extended period for us to approach break-even capacity utilization. As a result, we expect that individual Internet Data Centers will experience losses for in excess of one year from the time they are opened. We have delayed slightly the scheduled opening of some former GlobalCenter Internet Data Centers in order to open them under Exodus standards and to reduce potential integration problems. Growth in the number of our Internet Data Centers is likely to increase the amount and duration of losses. In addition, if we do not attract customers to new Internet Data Centers in a timely manner, or at all, our business will be materially adversely affected.

Our substantial leverage and debt service obligations adversely affect our cash flow.

   Our debt is substantial. It includes:

  . borrowings under our senior secured credit facility;

  . 11 1/4% senior notes due 2008;

  . dollar-denominated 10 3/4% senior notes due 2009;

  . euro-denominated 10 3/4% senior notes due 2009;

  . dollar-denominated 11 5/8% senior notes due 2010;

  . euro-denominated 11 3/8% senior notes due 2008;

  . 5% convertible subordinated notes due 2006;

  . 4 3/4% convertible subordinated notes due 2008; and

  . 5 1/4% convertible subordinated notes due 2008.

   It is possible that we may be unable to generate cash sufficient to pay the principal and interest on our debt when due. As of December 31, 2000, we had debt of approximately $2.8 billion. In February 2001, we issued $575.0 million aggregate principal amount of convertible subordinated promissory notes. We expect to add additional long term debt, equipment loans, lease lines of credit or other financing arrangements to finance capital expenditures for our Internet Data Centers, working capital lines of credit and equipment lease lines.

   Our substantial leverage could harm us by:

  . increasing our vulnerability to general adverse economic and industry conditions;

  . limiting our ability to obtain additional financing;

  . requiring a substantial portion of cash flow from operations for debt service, thereby reducing cash flow available for other purposes, including capital expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

  . placing us at a disadvantage compared to our competitors with less leverage or better access to capital.

We are subject to restrictive covenants in our indentures and our credit facility that limit our flexibility in managing our business.

   Our senior notes, convertible subordinated notes, and senior secured credit facility contain restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios, including certain quarterly operating results, and comply with covenants restricting our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions.

   In addition, we are restricted in how we use certain funds raised in our debt financings. As a result, from time to time we may not be able to meet some of our spending needs and this could harm our business.

Some of our customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and may fail over the long term.

   Approximately 43% of our monthly recurring revenue during the fourth quarter 2000 was derived from customers that we classify as emerging Internet-based businesses, and we expect that a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers and an uncertain economic climate, including the availability of capital, make their continued viability uncertain. Some of these customers have encountered financial difficulties. In the future, others may do so, and reduce or terminate the services they receive from us, fail to pay for our services, or delay payment. If these payment difficulties are substantial, our business and financial results could be harmed.

The success of our business depends on the overall demand for information technology and services, and Internet Data Center services in particular.

   Our success depends on the growth of overall demand for information technology and services, particularly in the market for Internet system and network management solutions for enterprises with mission-critical Internet operations. Our business is affected by general economic and business conditions throughout the world. A softening of demand for Internet infrastructure services and information technology and services caused by a weakening of the global economy in general, the U.S. economy in particular, or the lack of success of certain new business models or lines of business that depend on the Internet, may result in decreased revenues or slower growth for us.

We compete with much larger companies and there are few barriers to entry. If we cannot compete effectively, we will lose business.

   Our market is intensely competitive. There are few barriers to entry, and we expect to face additional competition from both existing competitors and new market entrants in the future. Many companies have announced that they will begin to provide or plan to greatly expand their service offerings that are competitive with ours. The principal competitive factors in our market include:

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

  . network security; and

  . financial resources.

   There can be no assurance that we will have the resources or expertise to compete successfully in the future. Our competitors in the market include:

  . providers of server hosting, managed Web hosting and Web application management services;

  . national, foreign and regional Internet service providers;

  . global, regional and local telecommunications companies and Regional Bell
    Operating Companies;

  . information technology outsourcing firms; and

  . other technology services and products companies.

   Some of our competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services competitive with those we provide.

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

Our market is new and our services may not be generally accepted by enterprises looking to outsource their mission-critical Internet operations, which could harm our operating results.

   The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. We currently incur costs greater than our revenues. If we cannot retain or grow our customer base, we will not be able to increase our sales and revenues or create economies of scale to offset our fixed and operating costs. Our future growth depends on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be adversely affected. In addition, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings and delivery.

Accounting principles relating to revenue recognition, business combinations and other topics relevent to our business, and our application of those principles, may change.

   In December 1999 the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which we adopted in 2000. This guidance may continue to evolve. In addition, applying revenue recognition principles to a business like ours is complex. This complexity is in part a function of the continual interpretation of accounting principles by accounting standard setters. In addition, changes in our relationships with particular customers may require us to change how we account for revenue from those customers. Such changes could have a material adverse effect on the timing of revenue recognition and could adversely affect our financial results.

   Similarly, our relationships with companies in which we have equity investments are sometimes complex and may change over time. Upon the establishment of a relationship, we determine how to account for the investment and other financial aspects of the relationship. If our relationship with such companies changes, we may be required to change the manner by which we account for these relationships, which could have a material adverse effect on our financial results.

Some of our investments in portfolio companies may lose value or may become impaired.

   We have investments in technology companies, many of which are privately held companies, in a development stage. Some of our investments in private companies have become liquid through an initial public offering or acquisition, and the carrying values of such investments fluctuate with their stock market values. Many of our private equity investments are inherently risky because the companies' businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which may also affect our results of operations. If we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced.

   The market valuations of technology companies have been highly volatile in recent years, and in recent months those market valuations have generally trended downward. If those trends continue, it will be more likely that we will be required in incur a charge for the impairment of value of one or more of our private equity investments, and such impairment is likely to have an adverse effect on our financial position and results of operations. Similarly, we are required periodically to mark to market the values of any publicly traded investments we hold. Such measurements could result in declines in values reflected in our balance sheet and if declines are deemed to be other than temporary, such declines could adversely affect our results of operations.

   On April 21, 2000, we invested in the common stock of Mirror Image, for a cash payment of $75.0 million and 7,516,535 shares of our common stock. The total investment was valued at approximately $391.6 million, including certain professional fees of approximately $6.5 million. The investment is accounted for under the cost method. Since the date of our investment in Mirror Image, the market capitalization of similar publicly traded companies has been highly volatile. As of December 31, 2000, such valuations were significantly below April 2000 levels. As a result of these circumstances, we have begun a formal process to determine whether a decrease in the value of our investment in Mirror Image has occurred that is other than temporary. This formal process will include a detailed analysis and investigation of the status of Mirror Image's successful product launch and customer acceptance and market performance of similar publicly traded companies. We also will obtain an independent valuation of our investment. This analysis is expected to be completed in April 2001. If as a result of our detailed analysis and investigation, we determine that there has been a decrease in the value of our investment in Mirror Image below its recorded cost that is other than temporary, this decrease will be recognized in other expense in the quarter ending March 31, 2001. Such a decrease may be as much as a significant majority of our original investment and may have a material adverse effect on our financial position and results of operations if and when the decrease is recorded.

System failures could lead to significant costs.

   We must protect our network infrastructure, our equipment and our customers' equipment (including data) against damage from human error, security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite our precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, failure of any of our telecommunications providers, such as Global Crossing, to provide consistent data communications capacity, other network providers to provide interconnection agreements, could result in service interruptions. In the future, we expect to become more dependent on Global Crossing for data communications capacity. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, temporary loss of power, and failure of networking equipment, all of which led to short-term degradation in the level of performance of our network or temporary unavailability of our services. If we incur significant financial commitments to our customers in connection with our failure to meet our service level commitment obligations as a result of system downtime, our liability insurance may not be adequate to cover those expenses, and our results of operations and financial condition may be adversely effected.

Prolonged electrical power outages or shortages could harm our business.

   Our Internet Data Centers and other facilities are susceptible to regional electrical power shortages and planned or unplanned power outages caused by these shortages. To date, neither we nor our customers have experienced any material interruption of service as a result of any such shortages. We attempt to limit exposure to system downtime by using backup generators and power supplies. We also attempt to limit our financial liability for system downtime by giving customers credits for free service each month for all disruptions of service during that month. However, customers may seek additional remedies. Further, we are planning to develop cogeneration facilities to reduce our reliance on public power suppliers. However, the overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business. Any material future interruptions of service could result in material claims and have an adverse effect on our financial position and results of operations.

If we do not manage growth effectively our business will be harmed.

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

Customer satisfaction with our services is critical to our success.

   Our customers demand a high level of service, and services are an increasingly significant portion of our offerings. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and customer dissatisfaction if our systems fail or our customers otherwise become dissatisfied. Our customer contracts generally provide a limited service level commitment related to the continuous availability of service on a 24 hours per day, seven days per week basis. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. Any material interruptions of service could result in claims, and have a material adverse effect on our financial position and results of operations.

Our ability to expand our network is unproven and will require substantial financial, operational and management resources.

   To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We depend on Global Crossing and other telecommunications providers for our network capacity. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to increase quickly our network capacity in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, customer demand could diminish because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility, which may cause delays in implementation.

We depend on network interconnections provided by third parties who may raise their fees or deny access.

   We rely on private and public network interconnections that allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue these interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any of these networks, some of which are significantly larger than we are, from increasing fees or denying access. In early 2000, one network with which we previously maintained interconnections unilaterally terminated its interconnections with us. In the future, other networks could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers' access to their networks. In this event, we may not be able, on a cost-effective basis, to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be harmed.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

   A component of our strategy is to expand into international markets. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999 and acquired an Internet Data Center in Tokyo through our acquisition of Global OnLine Japan in December 1999. In April 2000, we opened Internet Data Centers in Frankfurt and Toronto, and in January 2001 we acquired additional Internet Data Centers in London and Melbourne through our acquisition of GlobalCenter. In September 2000, we agreed to form a joint venture with Asia Global Crossing Ltd. to provide complex Web hosting and managed services in Asia. In September 2000, we also entered into network services agreements with Global Crossing and Asia Global Crossing Ltd. to purchase, over the next 10 years, at least 50% of our future network needs outside Asia from Global Crossing and at least 60% of our network needs in Asia from Asia Global Crossing Ltd. We plan to open additional international Internet Data Centers during 2001. We may also enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

  . fluctuations in currency exchange rates and imposition of currency exchange controls; and

  . potentially adverse tax consequences.

Foreign currency exchange rate fluctuations or repatriation could result in losses.

   Our international expansion, particularly in Asia as a result of the GlobalCenter transaction, may cause our results of operations and the value of our assets to be affected by the exchange rates between the U.S. dollar and the currencies of the additional countries in which we have operations and assets. In some of these countries into which we have expanded, prices of our products and services will be denominated in a currency other than the U.S. dollar. As a result, we may experience economic losses solely as a result of foreign currency exchange rate fluctuations, including a foreign currency's devaluation against the U.S. dollar. We may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted. In addition, similar restrictions could be imposed in countries where we conduct business after we begin our operations.

We might not be successful in our attempts to keep up with rapid technological change and evolving industry standards.

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

System security risks could disrupt our services.

   The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services rely on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Advances in computer capabilities, new discoveries in the field of cryptography, or other developements may result in a compromise or breach of the technology we use to protect confidential customer and end user data stored on or transmitted through our network. Recently, numerous computer viruses have circulated throughout the world. Our network and our customer sites are potentially vulnerable to these viruses, which could impair our ability to deliver services to our customers which could harm our results of operations. Our Internet Data Centers have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Exodus or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in and transmitted through our computer systems or those of our customers. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate this confidential information. As a result, we could become liable to others and lose existing or potential customers. If any of our customers are held liable for fraudulent credit card transactions, theft of data or other illegal activities that take place on our network, these customers may sue us for these losses. Our insurance coverage may be insufficient to cover losses that may arise from such events. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

We depend on third-party equipment and software suppliers.

   We depend on vendors to supply key components of our telecommunications infrastructure, system and network management solutions, managed Web hosting and Web application management. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business would be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance. In addition, unknown software and hardware problems with respect to our Web hosting and Web application management solutions would impair our ability to deliver these services uninterrupted to our customers.

Government regulation and legal uncertainties may harm our business.

   Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered enacting Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business.

We could be held liable for the information disseminated through our network.

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

   Some businesses, organizations and individuals have in the past sent unsolicited commercial e-mail messages through our network or advertising sites hosted at our facilities to a massive number of people. This practice, known as "spamming," has led to some complaints against us. In addition, some Internet service providers and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, we cannot be sure that customers, or their customers and users, will not engage in this practice, which could have a material adverse effect on our business.

Our future success depends on our key personnel.

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

If the Internet and Internet infrastructure development do not continue to grow, our business will be harmed.

   Our success depends in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. In addition, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

We face risks associated with protection and enforcement of intellectual property rights.

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

   The market price of our common stock has been volatile in the past and is likely to continue to be volatile. In addition, the securities markets in general, and Internet stocks in particular, have experienced significant price volatility and, accordingly, the trading price of our common stock has been and likely will continue to be affected by this activity.

   In addition, the market price of our common stock might decline significantly as a result of our recent acquisition of GlobalCenter if:

  . we do not experience the benefits of the merger as quickly as anticipated, or at all, or the costs of or operational difficulties arising from the merger are greater than anticipated;

  . the impact of the merger on our financial results is not in line with our expectations or those of financial analysts; or

  . margins on managed and professional services decline because of competitive or other factors or because the anticipated shift of the total mix of business toward managed and professional services does not materialize.

If there is a change of control of Exodus, we may be required under the provisions of our indentures and senior secured credit facility to repurchase or repay the debt outstanding under those agreements.

   The provisions of our indentures and our senior secured credit facility could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to change management. In addition, we have adopted a poison pill rights plan, which has anti-takeover effects. Our rights plan, if triggered, will cause substantial dilution to a person or group that attempts to acquire our company on terms not approved by our board of directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

As a result of our acquisition of GlobalCenter, Global Crossing has a substantial ownership interest in Exodus, and future sales of our common stock by Global Crossing could cause the price of our common stock to decline.

   As a result of our acquisition of GlobalCenter in January 2001, Global Crossing, the former parent company of GlobalCenter, acquired approximately 108 million shares, or currently less than 20% of our outstanding common stock. Global Crossing has agreed that it will vote its shares of our common stock, at its option, either as directed by us or in the same proportion as our other stockholders until the earlier of five years after the merger or the time that its percentage ownership of Exodus is reduced to below 10%. This agreement does not, however, apply to a proposal relating to a change in control of Exodus. In addition, Global Crossing has the right to designate one nominee for election to our board of directors for as long as it owns a total of at least 10% of our common stock outstanding. As a result of these agreements, Global Crossing is able to influence the management of Exodus. In addition, Global Crossing will have influence over the outcome of a stockholder vote on any matter relating to a change in control of Exodus.

   All of the shares of our common stock issued at the completion of the merger are restricted shares. We have agreed to register these shares for resale within four months after the merger and to keep the registration statement effective until the registered shares are sold or until Global Crossing owns less than 3% of our common stock outstanding. Global Crossing has agreed not to sell its shares until January 2002, except under limited circumstances. The market price of our common stock could decline as a result of sales by Global Crossing of its shares of our common stock or the perception that these sales could occur.

The terms of our debt agreements restrict us from making payments with respect to our common stock.

   Our ability to pay cash dividends on, or repurchase shares of, our common stock is limited under the terms of our senior indentures and our senior secured credit facility. We do not currently intend to pay any cash dividends in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Investments

   We maintain an investment portfolio primarily consisting of equity investments in publicly traded and privately held companies. Marketable equity securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our marketable equity securities are subject to market price volatility. For example, as a result of market price changes of our publicly traded equity investments, we experienced a $7.0 million unrealized gain on our investments during 2000. Marketable equity securities are included in marketable equity securities and investments in the accompanying December 31, 2000 balance sheet. We also have invested in certain privately held companies, many of which can still be considered in start-up or development stages. Investments in privately held companies are carried at cost aggregating $395.2 million and are included in marketable equity securities and investments in the accompanying December 31, 2000 balance sheet. We monitor these investments for impairment by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the investee's technology, product launch and customer acceptance. In some circumstances, we may obtain an independent valuation of the investment. If we determine that the investment has suffered an other than temporary decline in value, this decline is reported in other income or expense in the period in which the determination is made. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

   We have an investment portfolio, which includes minority equity investments in various technology companies. In particular, many of the privately held companies, in which we have investments are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they offer or have under development are typically in the early stages and may never develop. We may incur losses related to our investments in these companies if they are not successful. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products or technology into our technology or service and product lines, and these companies may be subsequently acquired by third parties, including competitors of ours.

   On April 21, 2000, we invested in the common stock of Mirror Image, a privately held provider of content distribution services, for a cash payment of $75.0 million and 7,516,535 shares of our common stock. The total investment was valued at approximately $391.6 million, including certain professional fees of approximately $6.5 million. The investment is accounted for under the cost method. Since the date of our investment in

Mirror Image, the market capitalization of similar publicly traded companies has been highly volatile. As of December 31, 2000, such valuations were significantly below April 2000 levels. As a result of these circumstances, we have begun a formal process to determine whether a decrease in the value of our investment in Mirror Image has occurred that is other than temporary. This formal process will include a detailed analysis and investigation of the status of Mirror Image's product launch and customer acceptance and market performance of similar publicly traded companies. We will also obtain an independent valuation of our investment. This analysis is expected to be completed in April 2001. If as a result of our detailed analysis and investigation, we determine that there has been a decrease in the value of our investment in Mirror Image below its recorded cost that is other than temporary, this decrease will be recognized in other expense in the quarter ending March 31, 2001. Such a decrease may be as much as a significant majority of our original investment and may have a material adverse effect on our financial position and results of operations if and when the decrease is recorded.

   The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market. These equity securities are held for purposes other than trading. The modeling techniques used measure the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. The following table estimates the fair value of the publicly traded corporate equities at a 12-month horizon (in thousands):

                         Valuation of                   Valuation of securities
                     securities given X%                        given X%
                         decrease in        Fair value     increase in each
                      each stock's price      as of          stock's price
                    ---------------------- December 31, -----------------------
                    (50%)    (30%)   (15%)     2000       15%     30%     50%
                    ------ ------- ------- ------------ ------- ------- -------
Corporate
 Equities.......... $9,161 $12,825 $15,573   $18,321    $21,069 $23,817 $27,482

   Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the Nasdaq National Market. The Nasdaq Composite Index had at least 15% movement in each of the last three years and has had at least a 30% and 50% movement in at least one of the last three years.

   We currently have cash and debt balances denominated in Euros recorded on various subsidiaries' accounts totaling Euro 185.6 million ($172.0 million) and Euro 325.0 million ($300.8 million), respectively. These subsidiaries do not use the Euro as its functional currency. Accordingly, these balances are remeasured into the functioning currency, at each period end using the period end exchange rates with gains or losses included in the results of operations. Due to substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurance that our forward contract activities, described below, will adequately protect us against the risks associated with foreign currency fluctuations.

Foreign exchange forward and option contracts

   We entered into foreign exchange forward contracts to offset the impact of debt issued in Euros. The foreign exchange contracts we entered into generally have monthly maturities. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign exchange forward contracts are denominated in the same currency as the debt issued, and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. Gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings and are designed to offset gains and losses on the remeasurement of the underlying foreign currency denominated debt.

   Most of our international revenue and expenses are denominated in local currencies. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurance that our forward contracts activities will adequately protect us against the risks associated with foreign currency fluctuations.

Interest rate risk

   Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality insurers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury Notes and certificates of deposit. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The index to our Consolidated Financial Statements, Financial Statement Schedule, and the Report of Independent Auditors appear in Part IV of this Form 10-K.

                  Unaudited Selected Quarterly Financial Data

                                                             Three Months Ended
                         ----------------------------------------------------------------------------------------------
                         December 31, September 30, June 30,  March 31,  December 31, September 30, June 30,  March 31,
                         ------------ ------------- --------  ---------  ------------ ------------- --------  ---------
                                             2000                                            1999
                         ----------------------------------------------  ----------------------------------------------
                                                    (In thousands, except per share data)
Revenues(1).............   $280,388     $227,868    $177,719  $132,471     $101,386     $ 68,028    $ 42,616  $ 30,110
Cost of revenues........    189,444      158,705     123,508    94,293       78,404       55,641      34,918    28,268
                           --------     --------    --------  --------     --------     --------    --------  --------
 Gross profit...........     90,944       69,163      54,211    38,178       22,982       12,387       7,698     1,842
 Total operating
  expenses..............    120,699      101,069      86,615    69,113       62,866       35,776      23,903    19,580
 Operating loss.........    (29,755)     (31,906)    (32,404)  (30,935)     (39,884)     (23,389)    (16,205)  (17,738)
 Loss before cumulative
  effect of change in
  accounting principle..    (65,182)     (71,377)    (51,774)  (59,653)     (52,947)     (31,505)    (22,639)  (23,232)
Net loss ...............    (65,182)     (71,377)    (51,774)  (68,005)     (52,947)     (31,505)    (22,639)  (23,232)
Basic and diluted net
 loss per share:
 Before cumulative
  effect of change in
  accounting
  principle(2)..........      (0.15)       (0.17)      (0.12)    (0.16)       (0.15)       (0.09)      (0.07)    (0.07)
 Cumulative effect of
  change in accounting
  principle(2)..........        --           --          --      (0.02)         --           --          --        --
                           --------     --------    --------  --------     --------     --------    --------  --------
 Basic and diluted net
  loss per share(2).....      (0.15)       (0.17)      (0.12)    (0.18)       (0.15)       (0.09)      (0.07)    (0.07)
                           --------     --------    --------  --------     --------     --------    --------  --------

--------
(1) Quarterly results for the fiscal year ended December 31, 2000 include the effect of adopting Staff Accounting Bulletin, No. 101 Revenue Recognition in Financial Statements. See Note 1 of the Notes to Consolidated Financial Statements for discussion on the impact of this change.
(2) See Note 1 of the Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The information concerning our directors required by this Item is incorporated by reference to the section entitled "Proposal No. 1--Election of Directors" in our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of fiscal year covered by this report.

   The information concerning our executive officers required by this Item is incorporated by reference to Part I, Item 4A, of this report entitled "Executive Officers of the Registrant."

   The information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16 (a) Beneficial Ownership Reporting Compliance" in our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in our proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the section entitled "Security Ownership of certain Beneficial Owners and Management" in our proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required in response to this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in our proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1) Financial Statements.

   The following Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K:

   The consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000, together with the notes thereto.

   (a) (2) Financial Statement Schedule.

   The following financial statement schedule is included in this Form 10-K:

     Schedule II--Valuation and Qualifying Accounts

   (a) (3) Exhibits.

                               INDEX TO EXHIBITS

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
 2.01    Agreement and Plan of Reorganization by and among Registrant, Cohesive
         Technology Solutions, Inc. and Marley Acquisition Corp. dated April
         22, 1999. (Incorporated by reference from Exhibit 2.03 to Registrant's
         Registration Statement on Form S-4 (File No. 333-79655) declared effective by the SEC on June 28, 1999 (the "June 1999 Form S-4")).

 2.02 Amendment to Agreement and Plan of Reorganization by and among Registrant, Cohesive Technology Solutions, Inc. and Marley Acquisition
         Corp. dated May 28, 1999. (Incorporated by reference from Exhibit 2.04 to the June 1999 Form S-4).

 2.03    Common Stock Purchase Agreement dated as of March 22, 2000 among
         Registrant, Mirror Image Internet, Inc. and Xcelera.com Inc.
         (Incorporated by reference from Exhibit 2.01 to Registrant's Current
         Report on Form 8-K filed with the SEC on April 7, 2000 (the "April
         2000 Form 8-K").

 2.04    Common Stock Purchase Agreement dated as of March 22, 2000 between
         Registrant and Xcelera.com Inc. (Incorporated by reference from Exhibit 2.02 to the April 2000 Form 8-K).

 2.05    Agreement and Plan of Merger among Registrant, Einstein Acquisition
         Corp., Global Crossing GlobalCenter Holdings, Inc., GlobalCenter
         Holding Co., GlobalCenter Inc., and Global Crossing North America,
         Inc., dated as of September 28, 2000 (Incorporated by reference from Exhibit 2.01 to Registrant's Current Report on Form 8-K filed with the
         SEC on October 13, 2000 ("the October 2000 Form 8-K")).

 3.01 Registrant's Restated Certificate of Incorporation. (Incorporated by reference from Exhibit 4.01 to Registrant's Registration Statement on
         Form S-8 (File No. 333-38980) filed with the SEC on June 9, 2000).

 3.02    Registrant's Bylaws. (Incorporated by reference from Exhibit 3.06 to
         Registrant's Registration Statement on Form S-1 (File No. 333-4469), as amended, declared effective by the SEC on March 18, 1998 (the "Form
         S-1")).

 3.03    Certificate of Designations specifying the terms of the Series A
         Junior Participating Preferred Stock of Registrant, as filed with the Delaware Secretary of State on January 28, 1999. (Incorporated by reference from Exhibit 3.02 to Registrant's Registration Statement on
         Form 8-A filed with the SEC on January 27, 1999 (the " January 1999
         Form 8-A")).

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
 4.01    Form of Specimen Certificate for Registrant's Common Stock.
         (Incorporated by reference from Exhibit 4.01 to the Form S-1).

 4.02    Form of Note for Registrant's 11 1/4% Senior Note due 2008.
         (Incorporated by reference from Exhibit 4.02 to Registrant's
         Registration Statement on Form S-4 (File No. 333-62413) declared effective by the SEC on November 9, 1998 (the "November 1998 Form S-
         4")).

 4.03    Indenture dated July 1, 1998 between Registrant as Issuer and Chase
         Manhattan Bank and Trust Company, National Association, as Trustee related to Registrant's 11 1/4% Senior Notes due 2008. (Incorporated by reference from Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 1998 Form
         10-Q")).

 4.04    Rights Agreement dated January 27, 1999 between Registrant and
         BankBoston, N.A., as Rights Agent. (Incorporated by reference from
         Exhibit 4.04 to the January 1999 Form 8-A).

 4.05    Form of Note for Registrant's 5% Convertible Subordinated Notes due
         2006. (Incorporated by reference from Exhibit 4.05 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
         (the "March 1999 Form 10-Q")).

 4.06    Indenture dated March 1, 1999 between Registrant as Issuer and Chase
         Manhattan Bank and Trust Company, National Association related to
         Registrant's 5% Convertible Subordinated Notes due March 15, 2006.
         (Incorporated by reference from Exhibit 4.06 to the March 1999 Form
         10-Q).

 4.07    Supplemental Indenture dated June 22, 1999 amending Indenture between
         Registrant and Chase Manhattan Bank and Trust Company, National
         Association, as Trustee dated July 1, 1998. (Incorporated by reference from Exhibit 10.66 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "June 1999 Form 10-Q")).

 4.08    Registration Rights Agreement dated March 1, 1999 among Registrant,
         Goldman Sachs & Co., BancBoston Robertson Stephens, Inc., BT Alex
         Brown Incorporated, Donaldson, Lufkin & Jenrette Securities
         Corporation and Hambrecht & Quist LLC, regarding Registrant's 5%
         Convertible Subordinated Notes due March 15, 2006. (Incorporated by reference from Exhibit 10.55 to the March 1999 Form 10-Q).

 4.09 Form of Note for Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008. (Incorporated by reference from Exhibit 4.04 to
         Registrant's Registration Statement on Form S-3 filed with the SEC on
         February 1, 2000 (the "4 3/4% Notes Form S-3")).

 4.10    Indenture dated December 1, 1999 between Registrant, as Issuer, and
         Chase Manhattan Bank and Trust Company, National Association, as
         Trustee related to Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008. (Incorporated by reference from Exhibit 4.05 to the 4 3/4% Notes Form S-3).

 4.11    Registration Rights Agreement among Registrant and Goldman Sachs &
         Co., Donaldson, Lufkin & Jenrette Securities Corporation and Morgan
         Stanley & Co. Incorporated dated December 1, 1999 related to
         Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008.
         (Incorporated by reference from Exhibit 4.07 to the 4 3/4% Notes Form
         S-3).

 4.12    Form of Note for Registrant's 10 3/4% Senior Dollar Notes due 2009.
         (Incorporated by reference from Exhibit 4.11 to Registrant's
         Registration Statement on Form S-4 filed with the SEC on February 2,
         2000 (the "10 3/4% Notes Form S-4")).

 4.13    Form of Note for Registrant's 10 3/4% Senior Euro Notes due 2009.
         (Incorporated by reference from Exhibit 4.12 to the 10 3/4% Notes Form
         S-4).

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
 4.14    Indenture between Registrant, as Issuer, and Chase Manhattan Bank and
         Trust Company, National Association, as trustee, dated December 1,
         1999 related to Registrant's 10 3/4% Senior Notes due 2009.
         (Incorporated by reference from Exhibit 4.13 to the 10 3/4% Notes Form
         S-4).

 4.15    Registration Rights Agreement dated April 21, 2000 between Registrant,
         Mirror Image Internet, Inc. and Xcelera.com, Inc. (Incorporated by reference from Exhibit 4.01 to Registrant's Registration Statement on
         Form S-3 filed with the SEC on May 5, 2000).

 4.16    Indenture between Registrant, as Issuer, and Chase Manhattan Bank and
         Trust Company, National Association, as trustee, dated July 6, 2000 related to Registrant's 11 5/8% Senior Notes due 2010. (Incorporated by reference from Exhibit 4.17 to Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2000 (the "August 2000
         Form S-4").

 4.17    Indenture between Registrant, as Issuer, and Chase Manhattan Bank and
         Trust Company, National Association, as trustee, dated July 6, 2000 related to Registrant's 11 3/8% Senior Notes due 2008. (Incorporated by reference from Exhibit 4.18 to the August 2000 Form S-4).

 4.18    Stockholder Agreement among Registrant, Global Crossing Ltd., and
         Global Crossing GlobalCenter Holdings, Inc., dated as of September 28,
         2000. (Incorporated by reference from Exhibit 4.01 to the Registrant's
         Current Report on Form 8-K filed with the SEC on October 13, 2000 (the
         "October 2000 Form 8-K")).

 4.19    Registration Rights Agreement by and among Registrant, Global Crossing
         GlobalCenter Holdings, Inc., Global Crossing Ltd., and its other direct and indirect subsidiaries mentioned therein, dated as of September 28, 2000. (Incorporated by reference from Exhibit 4.02 to the October 2000 Form 8-K).

 4.20 Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Registrant, Chase Manhattan Bank and Trust
         Company, National Association, and HSBC Bank USA, regarding
         Registrant's 11 1/4% Senior Notes due 2008. (Incorporated by reference from Exhibit 4.21 to the Registrant's Amended Registration Statement on Form S-4 filed with the SEC on October 17, 2000 (the "October 2000
         Amended Form S-4")).

 4.21 Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Registrant, Chase Manhattan Bank and Trust
         Company, National Association, and HSBC Bank USA, regarding
         Registrant's 5% Convertible Subordinated Notes due March 15, 2006.
         (Incorporated by reference from Exhibit 4.22 to the October 2000
         Amended Form S-4).

 4.22 Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Registrant, Chase Manhattan Bank and Trust
         Company, National Association, and HSBC Bank USA, regarding
         Registrant's 10 3/4% Senior Notes due 2009. (Incorporated by reference from Exhibit 4.23 to the October 2000 Amended Form S-4).

 4.23 Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Registrant, Chase Manhattan Bank and Trust
         Company, National Association, and HSBC Bank USA, regarding
         Registrant's 4 3/4% Convertible Subordinated Notes due July 15, 2008.
         (Incorporated by reference from Exhibit 4.24 to the October 2000
         Amended Form S-4).

 4.24 Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Registrant, Chase Manhattan Bank and Trust
         Company, National Association, and HSBC Bank USA, regarding
         Registrant's 11 5/8% Senior Notes due 2010. (Incorporated by reference from Exhibit 4.25 to the October 2000 Amended Form S-4).

 4.25 Instrument of Resignation, Appointment and Acceptance dated as of September 6, 2000, among Registrant, Chase Manhattan Bank and Trust
         Company, National Association, and HSBC Bank USA, regarding
         Registrant's 11 3/8% Senior Notes due 2008. (Incorporated by reference from Exhibit 4.26 to the October 2000 Amended Form S-4).

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
  4.26   Second Supplemental Indenture dated as of October 30, 2000 between
         Registrant and HSBC Bank USA, regarding Registrant's 11 1/4% Senior
         Notes due 2008. (Incorporated by reference from Exhibit 4.11 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2000 (the "September 2000 Form 10-Q")).

  4.27   First Supplemental Indenture dated as of October 30, 2000 between
         Registrant. and HSBC Bank USA, regarding Registrant's 10 3/4% Senior
         Notes due 2009. (Incorporated by reference from Exhibit 4.12 to the September 2000 Form 10-Q).

  4.28   First Supplemental Indenture dated as of October 30, 2000 between
         Registrant and HSBC Bank USA, regarding Registrant's 11 5/8% Senior
         Notes due 2010. (Incorporated by reference from Exhibit 4.13 to the September 2000 Form 10-Q).

  4.29   First Supplemental Indenture dated as of October 30, 2000 between
         Registrant and HSBC Bank USA, regarding Registrant's 11 3/8% Senior
         Notes due 2008. (Incorporated by reference from Exhibit 4.14 to the September 2000 Form 10-Q).

  4.30   Amendment to Rights Agreement dated October 20, 1999 between
         Registrant and BankBoston, N.A., as Rights Agent. (Incorporated by reference from Exhibit 4.05 of Registrant's Amended Registration
         Statement on Form 8-A filed with the SEC on November 29, 1999).

  4.31 Amendment No. 2 to Rights Agreement dated as of January 9, 2001 between Registrant and Fleet National Bank (formerly BankBoston,
         N.A.), as Rights Agent. (Incorporated by reference from Exhibit 4.06 to Registrant's Amended Registration Statement on Form 8-A filed with the SEC on January 10, 2001).

  4.32 Subordinated Indenture dated as of February 9, 2001 between Registrant and HSBC Bank USA regarding Registrant's 5 1/4% Convertible
         Subordinate Notes due February 15, 2008. (Incorporated by reference from Exhibit 4.01 to the February 2001 Form 8-K).

  4.33   Supplemental Subordinated Indenture dated as of February 9, 2001 between Registrant and HSBC Bank USA regarding Registrant's 5 1/4%
         Convertible Subordinated Notes due February 15, 2008, between
         Registrant and HSBC Bank USA. (Incorporated by reference from Exhibit
         4.02 to the February 2001 Form 8-K).

  4.34#  Form of Registrant's 5 1/4% Convertible Subordinated Note due February
         15, 2008.

  4.35#  Second Supplemental Subordinated Indenture dated as of March 28, 2001 between Registrant and HSBC Bank USA regarding Registrant's 5 1/4%
         Convertible Subordinate Notes.

 10.01+ Registrant's 1997 Equity Incentive Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.04 to the Form
         S-1).

 10.02+# Registrant's 1998 Directors Stock Option Plan, as amended through
         February 29, 2000.

 10.04+ Form of Executive Employment Policy to be entered into between Registrant and certain officers. (Incorporated by reference from Exhibit 10.17 to the Form S-1).

 10.05+  Form of Nonqualified Stock Option Agreement between Registrant and
         Ellen M. Hancock dated March 10, 1998. (Incorporated by reference from
         Exhibit 10.25 to the Form S-1).

 10.06+ Form of Agreement used to sell stock to certain directors and an officer of Registrant. (Incorporated by reference from Exhibit 10.26 to the Form S-1).

 10.07* Qwest Communications Private Line Service Agreement Business Services, between Qwest Communications Corporation and Registrant, dated as of July 17, 1998. (Incorporated by reference from Exhibit 10.37 to
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1998 (the "June 1998 Form 10-Q")).

 Exhibit
 Number                               Exhibit Title
 -------                              -------------
 10.08+  Form of Non-Plan Stock Option Agreement for option granted to James J.
         McInerney. (Incorporated by reference from Exhibit 4.06 to
         Registrant's Registration Statement on Form S-8 filed with the SEC on
         February 17, 1999).

 10.09* Worldcom Data Services (Revenue Plan) effective February 1, 1999 between Worldcom Technologies, Inc. and Registrant. (Incorporated by reference from Exhibit 10.48 to the March 1999 Form 10-Q).

 10.10*  Capacity Sales Agreement effective February 23, 1999 between MFS
         Cableco (Bermuda) Limited and Registrant. (Incorporated by reference from Exhibit 10.51 to the March 1999 Form 10-Q).

 10.11* Worldcom Capacity Access Service Agreement effective March 1, 1999 between Worldcom Technologies, Inc. and Registrant. (Incorporated by reference from Exhibit 10.56 to the March 1999 Form 10-Q).

 10.12   Loan modification agreement dated May 6, 1999 between Silicon Valley
         Bank and Registrant. (Incorporated by reference from Exhibit 10.63 to the June 1999 Form 10-Q).

 10.13   Capacity Purchase Agreement between Registrant and Global Crossing
         USA, Inc. dated August 27, 1999. (Incorporated by reference from
         Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the "September 1999 Form 10-Q")).

 10.14+ Service Metrics, Inc. 1998 Stock Option Plan. (Incorporated by reference from Exhibit 4.06 to Registrant's Registration Statement on
         Form S-8 filed with the SEC on December 14, 1999).

 10.15+  Registrant's 1999 Stock Option Plan, as amended through January 24,
         2000. (Incorporated by reference from Exhibit 10.74 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1999
         (the "1999 Annual Report on Form 10-K")).

 10.16+  Offer Letter dated October 5, 1999 between Registrant and Beverly
         Brown. (Incorporated by reference from Exhibit 10.75 to the 1999
         Annual Report on Form 10-K).

 10.17+  Loan Agreement dated October 5, 1999 between Registrant and Beverly
         Brown. (Incorporated by reference from Exhibit 10.76 to the 1999
         Annual Report on Form 10-K).

 10.18+ Promissory Note of Beverly Brown dated November 5, 1999. (Incorporated by reference from Exhibit 10.77 to the 1999 Annual Report on Form 10-
         K).

 10.19* Networking Services, Marketing and Cooperation Agreement by and between Registrant and Global Crossing Ltd., dated as of September 28,
         2000 (Incorporated by reference from Exhibit 99.01 to the October 2000
         Form 8-K).

 10.20* Networking Services, Marketing and Cooperation Agreement by and between Registrant and Asia Global Crossing Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.02 to the October 2000 Form 8-K).

 10.21   Joint Venture Agreement relating to Exodus Asia-Pacific Ltd. among
         Registrant, Asia Global Crossing Ltd. and Exodus Asia-Pacific Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit
         99.03 to the October 2000 Form 8-K).

 10.22   Credit Agreement dated as of October 31, 2000 among Registrant, The
         Lenders Party Thereto, The Chase Manhattan Bank, as Administrative
         Agent and Collateral Agent, Chase Manhattan International Limited, as
         London Agent, Chase Securities Inc., as Sole Book Manager and Joint
         Lead Arranger, Goldman Sachs Credit Partners L.P., as Joint Lead
         Arranger and Co-Documentation Agent, Merrill Lynch, Pierce, Fenner &
         Smith Incorporated, as Syndication Agent, and Morgan Stanley Senior
         Funding, Inc., as Co-Documentation Agent. (Incorporated by reference from Exhibit 10.07 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as amended (the "September 2000
         Form 10-Q")).

 Exhibit
 Number                              Exhibit Title
 -------                             -------------
 10.23*  Capacity Agreement by and between Registrant and Global Crossing
         Bandwidth, Inc., dated September 28, 2000. (Incorporated by reference from Exhibit 10.08 to the September 2000 Form 10-Q).

 10.24* Amendment No. 1 to the Capacity Agreement dated October 17, 2000 by and between Registrant and Global Crossing Bandwidth, Inc.
         (Incorporated by reference from Exhibit 10.09 to the September 2000
         Form 10-Q).

 10.25   Registrant's 1998 Equity Incentive Plan, as amended through February
         29, 2000. (Incorporated by reference from Exhibit 4.04 to the Registrant's Registration Statement on Form S-8 filed with the SEC on
         June 9, 2000 (the "June 2000 Form S-8")).

 10.26 Exodus Communications, Inc. 1998 Employee Stock Purchase Plan, as amended through February 29, 2000. (Incorporated by reference from Exhibit 4.05 to the June 2000 Form S-8).

 10.27   Amended Executive Employment Policy. (Incorporated by reference from
         Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

 10.28# Amended and Restated Loan and Security Agreement dated March 8, 2000 by and among Silicon Valley Bank, Registrant and certain financial institutions, as amended.

 10.29#  Loan Agreement between Development Bank of Japan and Exodus
         Communications K.K. dated December 11, 2000.

 10.30# Contract Deed of Cash Loan for Consumption (Money Market/Spread Loan) between Fuji Bank, Limited and Exodus Communications K.K. dated
         December 17, 2000.

 10.31#  Loan Agreement between The Bank of Tokyo Mitsubishi, Ltd. and Exodus
         Communications K.K. dated December 11, 2000.

 10.32#  Sale and Purchase Agreement dated April 25, 2000 by and among Exodus
         Communications K.K., The Nomura Real Estate Development Co., Ltd. and
         Nomura Research Institute, Ltd.

 10.33   GlobalCenter Management Stock Plan and related form of Stock Option
         Agreement. (Incorporated by reference from Exhibit 4.07 to Registrant's Registration Statement on Form S-8 filed with the SEC on
         January 16, 2001 (the "January 2001 Form S-8")).

 10.34   Global Crossing Ltd. 1998 Stock Incentive Plan and related form of
         Stock Option Agreement. (Incorporated by reference from Exhibit 4.08 to the January 2001 Form S-8).

 12.01#  Statement re Computation of Ratios.

 21.01#  Subsidiaries of the Registrant.

 23.01#  Consent of KPMG LLP, independent auditors.

 24.01#  Power of Attorney. (See Part IV of this report).

--------
* Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.
#  Filed herewith.
+  Management contracts or compensatory plans.

   (b) Reports on Form 8-K.

   On October 13, 2000, we filed a report on Form 8-K announcing that in connection with the GlobalCenter Merger Agreement, we entered into the following agreements, each dated September 28, 2000: (a) a stockholder agreement and a registration rights agreement with Global Crossing GlobalCenter Holdings, Inc., a Bermuda corporation ("GCGCH"), and Global Crossing Ltd., a Bermuda corporation ("GCL"), (b) two network services, marketing and cooperation agreements, one with GCL and the other with Asia Global Crossing, a Bermuda corporation ("AGC"), and (c) a joint venture agreement with AGC relating to the formation of Exodus Asia-Pacific Ltd.

   On October 20, 2000, we filed a report on Form 8-K attaching our financial information for the quarter ended September 30, 2000 and forward-looking statements relating to the fourth quarter of 2000 and relating to 2001. We attached the following financial statements:

  . Condensed Consolidated Statements of Operations for the three months ended September 30, 2000, the three months ended September 30, 1999, the nine months ended September 30, 2000 and the nine months ended September 30, 1999

  . Condensed Consolidated Balance Sheets as of September 30, 2000 and
    December 31, 1999

   On November 3, 2000, we filed a report on Form 8-K announcing the agreements with a syndicate of leading financial institutions on November 1, 2000 providing for up to $600 million in senior secured credit, under which Exodus will be permitted to borrow up to $225 million over the next five years on a revolving basis and up to $375 million in two tranches under senior secured term loans due in five years and seven years, respectively.

   On November 13, 2000, we filed a report on Form 8-K announcing that on November 10, 2000 we held an Investor Day for financial analysts and others.

   (c) Exhibits. See (a) (3) above.

   (d) Financial Statement Schedule. See (a) (2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Exodus Communications, Inc.

                                                    /s/ R. Marshall Case
                                          By: _________________________________
                                                      R. Marshall Case
                                             Executive Vice President, Finance
                                                and Chief Financial Officer

March 30, 2001

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Name                            Title                   Date
                 ----                            -----                   ----

Principal Executive Officer

         /s/ Ellen M. Hancock          Chairman and Chief           March 30, 2001
______________________________________  Executive Officer
           Ellen M. Hancock

Principal Financial Officer and Principal
Accounting Officer

         /s/ R. Marshall Case          Executive Vice President,    March 30, 2001
______________________________________  Finance and Chief
            R. Marshall Case            Financial Officer

                 Name                            Title                   Date
                 ----                            -----                   ----

Additional Directors:

        /s/ Thomas J. Casey            Director                     March 30, 2001
______________________________________
           Thomas J. Casey

        /s/ John R. Dougery            Director                     March 30, 2001
______________________________________
           John R. Dougery

          /s/ Mark Dubovoy             Director                     March 30, 2001
______________________________________
             Mark Dubovoy

         /s/ Max D. Hopper             Director                     March 30, 2001
______________________________________
            Max D. Hopper

       /s/ L. William Krause           Director                     March 30, 2001
______________________________________
          L. William Krause

        /s/ Daniel C. Lynch            Director                     March 30, 2001
______________________________________
           Daniel C. Lynch

      /s/  Thadeus J. Mocarski         Director                     March 30, 2001
______________________________________
         Thadeus J. Mocarski

       /s/ Naomi O. Seligman           Director                     March 30, 2001
______________________________________
          Naomi O. Seligman

        /s/ Dirk A. Stuurop            Director                     March 30, 2001
______________________________________
           Dirk A. Stuurop

                          EXODUS COMMUNICATIONS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of KPMG LLP, Independent Auditors..................................   52

Consolidated Balance Sheets as of December 31, 2000 and 1999..............   53

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998......................................................   54

Consolidated Statements of Stockholders' Equity (deficit) and
 Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998..   55

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998......................................................   56

Notes to Consolidated Financial Statements................................   57

Schedule II-Valuation and Qualifying Accounts.............................   80

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Exodus Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of Exodus Communications, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exodus Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for installation services.

                                          /s/ KPMG LLP

Mountain View, California
January 24, 2001, except as
 to Note 9 which is as of
 February 16, 2001

                          EXODUS COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $  805,036  $1,015,960
  Accounts receivable, net of allowance for doubtful
   accounts of $23,843 and $7,577 as of December 31,
   2000 and 1999, respectively.........................    175,645      61,916
  Prepaid expenses and other current assets............     65,152      15,331
                                                        ----------  ----------
    Total current assets...............................  1,045,833   1,093,207
                                                        ----------  ----------
Property and equipment, net............................  1,760,701     368,239
Restricted cash equivalents............................     87,383      35,390
Goodwill and other intangible assets...................    181,284     156,002
Marketable equity securities and investments...........    413,509         --
Other assets...........................................    405,648      90,052
                                                        ----------  ----------
                                                        $3,894,358  $1,742,890
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Current portion of equipment loans, line of credit
   facilities, and other notes......................... $    7,240  $    6,897
  Current portion of capital lease obligations.........     48,250      17,162
  Accounts payable.....................................    395,180      60,203
  Accrued expenses.....................................     84,954      38,318
  Accrued interest payable.............................     99,578      23,829
                                                        ----------  ----------
    Total current liabilities..........................    635,202     146,409
Equipment loans, line of credit facilities, and other
 notes, less current portion...........................    216,618       8,353
Capital lease obligations, less current portion........     64,953      40,343
Convertible subordinated notes.........................    552,834     749,800
Senior notes...........................................  1,951,208     776,231
Other non-current liabilities..........................      9,634       4,139
                                                        ----------  ----------
    Total liabilities..................................  3,430,449   1,725,275
                                                        ----------  ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value: 5,000,000 shares
   authorized as of December 31, 2000 and 1999, no
   shares issued or outstanding as of December 31, 2000
   and 1999............................................        --          --
  Common stock, $0.001 par value: 1,500,000,000 and
   300,000,000 shares authorized as of December 31,
   2000 and 1999, respectively; 428,801,894 and
   355,828,752 shares issued and outstanding as of
   December 31, 2000 and 1999, respectively............        429         356
  Additional paid-in capital...........................    938,148     247,805
  Deferred stock compensation..........................     (1,006)     (2,894)
  Accumulated deficit..................................   (484,554)   (228,216)
  Accumulated other comprehensive income...............     10,892         564
                                                        ----------  ----------
    Total stockholders' equity.........................    463,909      17,615
                                                        ----------  ----------
                                                        $3,894,358  $1,742,890
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
Revenues....................................... $ 818,446  $ 242,140  $ 52,745
Cost of revenues...............................   565,950    197,231    61,578
                                                ---------  ---------  --------
  Gross profit (loss)..........................   252,496     44,909    (8,833)
Operating expenses:
 Marketing and sales...........................   176,914     75,809    29,034
 General and administrative....................   152,156     42,951    16,058
 Product development...........................    13,629      8,869     3,507
 Amortization of goodwill and other intangible
  assets.......................................    34,797      9,438       141
 Merger costs..................................       --       5,058       --
                                                ---------  ---------  --------
  Total operating expenses.....................   377,496    142,125    48,740
                                                ---------  ---------  --------
  Operating loss...............................  (125,000)   (97,216)  (57,573)
Interest income................................    65,400     15,436     7,129
Interest expense...............................  (192,279)   (48,964)  (16,864)
Other income(expense), net.....................     4,643        421        (8)
                                                ---------  ---------  --------
Loss before cumulative effect of change in
 accounting principle and provision for income
 taxes.........................................  (247,236)  (130,323)  (67,316)
Provision for income taxes.....................      (750)       --        --
                                                ---------  ---------  --------
Loss before cumulative effect of change in
 accounting principle..........................  (247,986)  (130,323)  (67,316)
Cumulative effect of change in accounting
 principle.....................................    (8,352)       --        --
                                                ---------  ---------  --------
  Net loss.....................................  (256,338)  (130,323)  (67,316)
Cumulative dividends and accretion on
 redeemable convertible preferred stock........       --         --     (2,014)
                                                ---------  ---------  --------
  Net loss attributable to common
   stockholders................................ $(256,338) $(130,323) $(69,330)
                                                =========  =========  ========
Basic and diluted net loss per share:
  Before cumulative effect of change in
   accounting principle........................ $   (0.61) $   (0.39) $  (0.28)
  Cumulative effect of change in accounting
   principle...................................     (0.02)       --        --
                                                ---------  ---------  --------
  Basic and diluted net loss per share......... $   (0.63) $   (0.39) $  (0.28)
                                                =========  =========  ========
Shares used in computing basic and diluted net
 loss per share ...............................   405,704    335,848   251,616
                                                =========  =========  ========
Pro forma amounts assuming change is applied
 retroactively:
  Net loss.....................................            $(136,919) $(66,164)
                                                           =========  ========
  Net loss per share...........................            $   (0.41) $  (0.26)
                                                           =========  ========

          See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                     LOSS
                                (In thousands)

                                                                  Notes                               Accumulated      Total
                   Preferred Stock    Common Stock  Additional  Receivable    Deferred                   Other     Stockholders'
                   ----------------  --------------  Paid-In       from        Stock     Accumulated Comprehensive    Equity
                   Shares   Amount   Shares  Amount  Capital   Stockholders Compensation   Deficit      Income       (Deficit)
                   ------  --------  ------- ------ ---------- ------------ ------------ ----------- ------------- -------------
Balances as of
December 31,
1997.............     --   $    --    33,076  $ 34    $ 2,476     $(140)      $(2,393)    $(30,577)     $   --       $ (30,600)
 Comprehensive
 loss:
 Net loss and
 comprehensive
 loss............     --        --       --    --         --         --            --      (67,316)         --         (67,316)
 Issuance of
 common stock in
 connection with
 employee stock
 purchase plan
 and exercise of
 stock options
 and warrants....     --        --    13,406    14      2,279        --            --           --          --           2,293
 Issuance of
 common stock in
 connection with
 initial public
 offering, net of
 offering costs
 of $7,062.......     --        --    82,000    82     69,736        --            --           --          --          69,818
 Issuance of
 common stock to
 an officer for
 cash............     --        --       800   --         450        --            --           --          --             450
 Issuance of
 common stock and
 common stock
 warrants........     --        --       --    --         786        --            --           --          --             786
 Issuance of
 Service Metrics,
 Inc. convertible
 preferred
 stock...........   1,553     5,961      --    --         --         --            --           --                       5,961
 Issuance of
 Service Metrics,
 Inc. common
 stock to
 founders........     --        --     2,264     2          7        --            --           --          --               9
 Repayment of
 notes receivable
 from
 stockholders....     --        --       --    --         --         140           --           --          --             140
 Conversion of
 redeemable
 convertible
 preferred stock
 into common
 stock...........     --        --   191,796   192     43,245        --            --           --          --          43,437
 Amortization of
 deferred stock
 compensation....     --        --       --    --         --         --          1,313          --          --           1,313
 Accrual of
 cumulative
 dividends on
 Series C and D
 redeemable
 convertible
 preferred
 stock...........     --        --       --    --        (462)       --            --           --          --            (462)
 Accretion on
 Series C and D
 redeemable
 convertible
 preferred
 stock...........     --        --       --    --      (1,552)       --            --           --          --          (1,552)
                   ------  --------  -------  ----   --------     ------      --------    ---------     -------      ---------
Balances as of
December 31,
1998.............   1,553     5,961  323,342   324    116,965        --         (1,080)     (97,893)        --          24,277
 Comprehensive
 loss:
 Net loss........     --        --       --    --         --         --            --      (130,323)        --        (130,323)
 Foreign currency
 translation
 adjustment......     --        --       --    --         --         --            --           --          564            564
 Comprehensive
 loss............     --        --       --    --         --         --            --           --          --             --
 Issuance of
 common stock in
 connection with
 employee stock
 purchase plan
 and exercise of
 stock options
 and warrants....     --        --    18,080    18     25,875        --            --           --          --          25,893
 Issuance of
 common stock and
 assumption of
 stock options in
 connection with
 acquisitions....     --        --     4,030     4     85,927        --            --           --          --          85,931
 Issuance of
 Service Metrics,
 Inc. convertible
 preferred
 stock...........   1,033     9,476      --    --         --         --            --           --          --           9,476
 Conversion of
 Service Metrics,
 Inc. convertible
 preferred stock
 into common
 stock...........  (2,586)  (15,437)  10,342    10     15,427        --            --           --          --             --
 Deferred stock
 compensation
 related to stock
 option grants...     --        --       --    --       3,411        --         (3,411)         --          --             --
 Conversion of
 convertible
 subordinated
 notes into
 common stock....     --        --        34   --         200        --            --           --          --             200
 Amortization of
 deferred stock
 compensation....     --        --       --    --         --         --          1,597          --          --           1,597
                   ------  --------  -------  ----   --------     ------      --------    ---------     -------      ---------
Balances as of
December 31,
1999.............     --        --   355,828   356    247,805        --         (2,894)    (228,216)        564         17,615
 Comprehensive
 loss:
 Net loss........     --        --       --    --         --         --            --      (256,338)        --        (256,338)
 Foreign currency
 translation
 adjustment......     --        --       --    --         --         --            --           --        3,310          3,310
 Unrealized gain
 on marketable
 equity
 securities......     --        --       --    --         --         --            --           --        7,018          7,018
 Comprehensive
 loss............
 Issuance of
 common stock in
 connection with
 employee stock
 purchase plan
 and exercise of
 stock options
 and warrants....     --        --    30,173    30    133,634        --            --           --          --         133,664
 Issuance of
 common stock and
 assumption of
 stock options in
 connection with
 acquisition and
 investments.....     --               8,304     9    360,126        --            --           --          --         360,135
 Conversion of
 convertible
 subordinated
 notes into
 common stock....     --        --    34,497    34    196,931        --            --           --          --         196,965
 Deferred stock
 compensation
 related to stock
 option grants...     --        --                       (348)       --            348          --          --             --
 Amortization of
 deferred stock
 compensation....     --        --         -   --         --         --          1,540          --          --           1,540
                   ------  --------  -------  ----   --------     ------      --------    ---------     -------      ---------
Balances as of
December 31,
2000.............     --   $    --   428,802  $429   $938,148     $  --       $ (1,006)   $(484,554)    $10,892      $ 463,909
                   ======  ========  =======  ====   ========     ======      ========    =========     =======      =========
                      Com-
                   prehensive
                      Loss
                   -----------
Balances as of
December 31,
1997.............
 Comprehensive
 loss:
 Net loss and
 comprehensive
 loss............  $(67,316)
                   ===========
 Issuance of
 common stock in
 connection with
 employee stock
 purchase plan
 and exercise of
 stock options
 and warrants....
 Issuance of
 common stock in
 connection with
 initial public
 offering, net of
 offering costs
 of $7,062.......
 Issuance of
 common stock to
 an officer for
 cash............
 Issuance of
 common stock and
 common stock
 warrants........
 Issuance of
 Service Metrics,
 Inc. convertible
 preferred
 stock...........
 Issuance of
 Service Metrics,
 Inc. common
 stock to
 founders........
 Repayment of
 notes receivable
 from
 stockholders....
 Conversion of
 redeemable
 convertible
 preferred stock
 into common
 stock...........
 Amortization of
 deferred stock
 compensation....
 Accrual of
 cumulative
 dividends on
 Series C and D
 redeemable
 convertible
 preferred
 stock...........
 Accretion on
 Series C and D
 redeemable
 convertible
 preferred
 stock...........
Balances as of
December 31,
1998.............
 Comprehensive
 loss:
 Net loss........  $(130,323)
 Foreign currency
 translation
 adjustment......        564
                   -----------
 Comprehensive
 loss............  $(129,759)
                   ===========
 Issuance of
 common stock in
 connection with
 employee stock
 purchase plan
 and exercise of
 stock options
 and warrants....
 Issuance of
 common stock and
 assumption of
 stock options in
 connection with
 acquisitions....
 Issuance of
 Service Metrics,
 Inc. convertible
 preferred
 stock...........
 Conversion of
 Service Metrics,
 Inc. convertible
 preferred stock
 into common
 stock...........
 Deferred stock
 compensation
 related to stock
 option grants...
 Conversion of
 convertible
 subordinated
 notes into
 common stock....
 Amortization of
 deferred stock
 compensation....
Balances as of
December 31,
1999.............
 Comprehensive
 loss:
 Net loss........  $(256,338)
 Foreign currency
 translation
 adjustment......      3,310
 Unrealized gain
 on marketable
 equity
 securities......      7,018
                   -----------
 Comprehensive
 loss............  $(246,010)
                   ===========
 Issuance of
 common stock in
 connection with
 employee stock
 purchase plan
 and exercise of
 stock options
 and warrants....
 Issuance of
 common stock and
 assumption of
 stock options in
 connection with
 acquisition and
 investments.....
 Conversion of
 convertible
 subordinated
 notes into
 common stock....
 Deferred stock
 compensation
 related to stock
 option grants...
 Amortization of
 deferred stock
 compensation....
Balances as of
December 31,
2000.............

         See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                Years Ended December 31,
                                             ---------------------------------
                                                2000         1999       1998
                                             -----------  ----------  --------
 Cash flows from operating activities:
 Net loss.................................   $  (256,338) $ (130,323) $(67,316)
 Adjustments to reconcile net loss to net
  cash provided by (used for) operating
  activities:
 Depreciation and amortization............       176,802      50,881    13,024
 Loss on disposal of property and
  equipment...............................         1,885         --        464
 Gain on sale of marketable equity
  security................................        (5,803)        --        --
 Loss on remeasurement of Euro denominated
  cash and senior notes...................         3,235         --        --
 Non cash common stock and warrant
  expense.................................           --          --        786
 Amortization of deferred stock
  compensation............................         1,540       1,597     1,313
 Cumulative effect of change in accounting
  principle...............................         8,352         --        --
 Amortization of debt issuance costs......        10,652       1,668       846
 Interest accretion on restricted cash
  equivalents and investments.............        (1,795)     (1,365)   (1,088)
 Changes in operating assets and
  liabilities:
 Accounts receivable......................      (110,761)    (41,072)   (8,306)
 Prepaid expenses and other assets........       (48,670)    (13,656)   (4,193)
 Accounts payable.........................       177,588      48,436     2,791
 Accrued expenses.........................        42,126      24,842     2,763
 Accrued interest payable.................        75,749      12,266    11,604
                                             -----------  ----------  --------
  Net cash provided by (used for)
   operating activities...................        74,562     (46,726)  (47,312)
                                             -----------  ----------  --------
 Cash flows from investing activities:
 Capital expenditures.....................    (1,284,191)   (283,468)  (44,564)
 Proceeds from sale of property and
  equipment...............................           --          --        245
 Businesses acquired, net of cash
  received................................        (3,745)    (77,676)   (5,654)
 Release of restricted cash equivalents
  and investments.........................        49,092      25,045       --
 Increase in restricted cash equivalents..       (99,290)    (13,413)  (42,773)
 Purchase of marketable equity
  securities..............................        (5,500)        --        --
 Purchase of investments..................       (85,132)        --        --
 Purchase of telecommunication intangible
  assets..................................      (223,733)    (28,046)      --
 Purchase of other assets.................       (62,101)    (13,056)      (11)
                                             -----------  ----------  --------
  Net cash used for investing activities..    (1,714,600)   (390,614)  (92,757)
                                             -----------  ----------  --------
 Cash flows from financing activities:
 Proceeds from issuance of redeemable
  convertible preferred stock and
  warrants................................           --          --      2,176
 Proceeds from issuance of Service
  Metrics, Inc. convertible preferred
  stock...................................           --        9,476     5,961
 Proceeds from issuance of common stock,
  net.....................................       133,663      25,893    72,530
 Repayment of notes receivable from
  stockholders............................           --          --        140
 Bank borrowings, net.....................           --          --     (3,000)
 Proceeds from sale-leaseback
  transactions............................           --        1,547     4,035
 Payments of capital leases obligations...       (28,979)    (11,256)   (3,020)
 Proceeds from equipment loans and line of
  credit facilities.......................       206,762         --     18,611
 Repayment of equipment loans and line of
  credit facilities.......................        (7,350)    (15,601)   (5,019)
 Proceeds from convertible subordinated
  notes, net of offering costs............           --      727,354       --
 Proceeds from senior notes, net of
  discounts and offering costs............     1,140,466     559,332   193,400
                                             -----------  ----------  --------
  Net cash provided by financing
   activities.............................     1,444,562   1,296,745   285,814
                                             -----------  ----------  --------
 Net (decrease) increase in cash and cash
  equivalents.............................      (195,476)    859,405   145,745
 Effects of exchange rates on cash and
  cash equivalents........................       (15,448)        540       --
 Cash and cash equivalents at beginning of
  year....................................     1,015,960     156,015    10,270
                                             -----------  ----------  --------
 Cash and cash equivalents at end of
  year....................................   $   805,036  $1,015,960  $156,015
                                             ===========  ==========  ========
 Supplemental disclosures of cash flow
  information:
 Cash paid-interest.......................   $   117,784  $   36,955  $  4,923
                                             ===========  ==========  ========
 Non cash investing and financing
  activities:
 Assets recorded under capital leases.....   $    84,800  $   50,425  $ 12,001
                                             ===========  ==========  ========
 Assets recorded under accruals...........   $   156,471  $   12,626  $    --
                                             ===========  ==========  ========
 Cumulative dividends and accretion on
  Series C and D redeemable convertible
  preferred stock.........................   $       --   $      --   $  2,014
                                             ===========  ==========  ========
 Deferred compensation on grants of stock
  options.................................   $       348  $    3,411  $    --
                                             ===========  ==========  ========
 Unrealized gain on marketable
  securities..............................   $     7,018  $      --   $    --
                                             ===========  ==========  ========
 Conversion of convertible subordinated
  notes into common stock.................   $   196,965  $      200  $    --
                                             ===========  ==========  ========
 Conversion of redeemable convertible
  preferred stock to common stock.........   $       --   $      --   $ 43,437
                                             ===========  ==========  ========
 Conversion of Service Metrics, Inc.
  convertible preferred stock to common
  stock...................................   $       --   $   15,437  $    --
                                             ===========  ==========  ========
 Issuance of common stock and assumption
  of stock options in connection with
  acquisitions and investments............   $   360,135  $   85,931  $    --
                                             ===========  ==========  ========
 Issuance of note payable in connection
  with Grenville Consulting Ltd.
  acquisition.............................   $     9,000  $      --   $    --
                                             ===========  ==========  ========

          See accompanying notes to consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of the Company and Significant Accounting Policies

 The Company

   Exodus Communications, Inc. ("Exodus" or the "Company") is the leading provider of Internet infrastructure oursourcing services for enterprises with mission-critical Internet operations. The Company offers complex Web hosting and managed and professional services to optimize the performance, reliability and scalability of the customers' Internet operations.

 Basis of Presentation

   The consolidated financial statements include the accounts of Exodus and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity and net loss attributable to minority shareholder interests that relate to the Company's subsidiaries were not material in any period presented.

   In November 1999, the Company acquired all of the outstanding shares of Service Metrics, Inc. ("SMI") common stock (see Note 2). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if SMI and the Company had always been combined.

 Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

   The Company's revenues consist of: (i) monthly fees from Internet Data Center ("IDC") services, which include networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, managed Web hosting, Web application management, and related installation services; (ii) fees for professional consulting services; and
(iii) fees from the sale or rental of equipment.

 Staff Accounting Bulletin No. 101

   The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements, during its fourth fiscal quarter effective January 1, 2000. SAB 101 identifies the following four essential criteria that must be met before revenue can be recognized:

  . Persuasive evidence of an arrangement exists;

  . Delivery has occurred or services have been rendered;

  . The fee for the arrangement is fixed or determinable; and

  . Collectibility is reasonably assured.

     Persuasive Evidence of an Arrangement

   The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

                          EXODUS COMMUNICATIONS, INC.

     Delivery Has Occurred or Services Have Been Performed

   The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer's designated location.

     The Fee for the Arrangement is Fixed or Determinable

   A customer's fee is either fixed or determinable under the terms of the written contract prior to recognizing revenue. Fees for most monthly service, professional consulting services, equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Such factors are included in the written contract such that the customer's fee is determinable. The customer's fee is negotiated at the outset of the arrangement and is not subject to refund or subject to adjustment during the initial term of the arrangement.

     Collectibility is Reasonably Assured

   The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

 Multiple-Element Arrangements

   The Company enters into multiple-element arrangements, which may include any combination of monthly IDC services, professional consulting services or equipment sales or rentals. Each element of a multiple-element arrangement is evaluated to determine whether it represents a separate earnings process. In determining whether an element is a separate earnings process, the Company considers all applicable facts and circumstances including whether we sell or could readily sell the element unaccompanied by other elements. If a multiple-element arrangement can be segmented, revenue is allocated among the multiple-elements based on the fair value of the elements. If an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element is recognized until that undelivered element is delivered.

   Revenue recognition for segmented elements of a multiple element arrangement or for separate sales of our product and services offerings is as follows:

     Fees for Monthly Internet Data Center Services and Related Installation Services

   The Company has determined that monthly IDC services represent a separate earnings process because it regularly sells these services unaccompanied by other elements. Revenue is allocated to monthly services based on reliable verifiable and objectively determinable fair value, which is based on fees received when comparable services are sold separately. Revenue from fixed monthly IDC services is recognized ratably over the contract term, generally one year. Revenue from variable monthly IDC services are recognized as the change in factors on which the variable fees are based occurs.

                          EXODUS COMMUNICATIONS, INC.

   The Company has determined that installation services related to monthly services do not represent a separate earnings process. Therefore, revenue from such installation services are deferred and recognized over the contractual term of the arrangement. Incremental direct costs of such installations are deferred and amortized over the contractual term of the arrangement.

   Prior to the adoption of SAB 101, the Company recognized revenue for installation services upon completion of the services and the associated costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the year ended
December 31, 2000, and is reflected as the cumulative effect of change in accounting principle. Revenue for the year ended December 31, 2000 includes $8.8 million that was included in the cumulative effect adjustment.

     Fees for Professional Consulting Services

   The Company has determined that professional consulting services represent a separate earnings process based on the following factors: (i) the services are not essential to the functionality of other elements of the arrangements, (ii) the services can and have been sold separately both to existing Exodus IDC customers and non-Exodus IDC customers, and (iii) similar services can and have been performed by the customer or other vendors. Revenue is allocated to professional consulting services based on reliable, verifiable and objectively determinable fair value, which is based on fees received when comparable services are sold separately. Revenue from professional consulting services is recognized when the services are complete.

     Fees from the Sale or Rental of Equipment and Other Products

   The Company has determined that the sale or rental of equipment represents a separate earnings process based on the following factors: (i) the equipment can and has been sold or rented separately, (ii) the equipment can be purchased from other vendors, and (iii) the functionality of the equipment is not affected by any undelivered element. Revenue is allocated to equipment sale or rental based on reliable, verifiable and objectively determinable fair value, which is based on fees received when comparable equipment is sold or rented separately.

   Revenue from the sale of equipment and from sales type leases is recognized upon delivery to the customer's designated location. Fees from operating leases are recognized on a straight-line basis over the lease term. Revenue from the sale or rental of equipment was less than 10% of consolidated revenue in each of the years in the three-year period ended December 31, 2000.

 Reseller Agreements

   The Company has arrangements with numerous vendors which the Company refers to as "reseller agreements." Under the terms of the reseller agreements, the Company sells the vendor's services or products to our customers and the Company contracts with the vendor to provide the related services or products. The Company recognizes revenue from such arrangements on a gross basis in accordance with Emerging Issue Task Force Issue No. 99-19, Recording Revenue as a Principal versus Net as an Agent, as the Company acts as the principal in the transaction, and has credit risk and pricing discretion. In the case of products sold under such arrangements, the Company takes title to the products and bears the inventory risk.

 Cash and Cash Equivalents and Restricted Cash Equivalents

   Cash and cash equivalents consisted of highly liquid investments with maturities at purchase of three months or less. As of December 31, 2000, restricted cash equivalents consisted primarily principally of certificate of deposits at several financial institutions and are recorded at cost, which approximates fair value. As of December 31, 1999, cash equivalents consisted principally of money market funds at several financial institutions and investments in U.S. Treasury Notes recorded at cost, which approximated fair value.

                          EXODUS COMMUNICATIONS, INC.

   The components of restricted cash equivalents are as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   United States treasury notes................................ $   --  $13,674
   Money market funds..........................................     --   15,745
   Cash collateral on note payable.............................   8,944     --
   Cash collateral related to facility leases..................  78,439   5,971
                                                                ------- -------
     Total restricted cash equivalents......................... $87,383 $35,390
                                                                ======= =======

   See Notes 4 and 6 for additional information regarding restricted cash equivalents.

 Financial Instruments and Concentration of Credit Risk

   The carrying value of the Company's cash and cash equivalents, marketable equity securities, accounts receivable, equipment loans, and line of credit facilities and capital lease obligations approximate fair value. The Company's investments are carried at an aggregate cost of $395.2 million. It is not practicable for the Company to estimate the fair value of these investments as these companies are not publicly traded and their fair value is not readily determinable. The fair values of the Company's convertible subordinated notes and senior notes based on quoted market prices were approximately $552.6 million and $1.7 billion, respectively, as of December 31, 2000, and were $2.6 billion and $796 million, respectively, as of December 31, 1999.

   Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. The Company's customer base is composed of businesses primarily throughout North America, Europe, Asia Pacific and Australia. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential losses.

 Property and Equipment

   Property and equipment are stated at cost and depreciated on a straight-line basis over their respective estimated useful life, which is generally three to five years. Equipment recorded under capital leases is amortized using the straight-line method over the shorter of the respective lease term or estimated useful life of the asset, generally ranging from 2 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective facilities lease term plus option to extend or estimated useful life of the leasehold improvement generally ranging from 7 to 25 years.

 Marketable Equity Securities and Investments

   The Company has invested in marketable equity securities. These securities are classified as available for sale and carried at fair value in marketable equity securities and investments in the accompanying balance sheet. Unrealized gains and losses, net of the related tax effect, if any, are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains or losses and other than temporary declines in fair value are determined on a specific identification basis and reported in other income or expense as incurred.

   The Company also holds minority investments in companies that are not publicly traded. These investments are recorded at cost and are included in marketable equity securities and investments in the accompanying consolidated balance sheet. The Company monitors these investments for impairment by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the

                          EXODUS COMMUNICATIONS, INC.

investee's technology, product launch and customer acceptance. In some circumstances, the Company may obtain an independent valuation of the investment. If the Company determines that the investment has suffered an other than temporary decline in value, this decline is reported in other income or expense in the period in which the determination is made. As of December 31, 2000, no other than temporary declines in value had been determined.

 Software Development Costs

   The Company capitalizes software development costs incurred to develop certain of the Company's collaborative system management services that are included in the Company's Internet Data Center services in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years. Costs for general and administrative, overhead, maintenance and training, are expensed as incurred. To date, costs capitalizable under SOP 98-1, have not been material.

 Income Taxes

   The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforward using enacted tax rates expected to apply to the year in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

 Stock-Based Compensation

   The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Expense associated with stock- based compensation is being amortized consistent with the method described in Financial Accounting Standards Board ("FASB") Interpretation No. 28 over the vesting period of the individual options. The Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44") on July 1, 2000. FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for the purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 had no significant effect on the Company's financial position, results of operations or cash flows.

   Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or

                          EXODUS COMMUNICATIONS, INC.

intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell.

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets are comprised of amounts recorded in business acquisitions and are included in goodwill and other intangible assets on the accompanying consolidated balance sheets. The goodwill and other intangible assets are being amortized on a straight-line basis over periods ranging from 2 to 10 years (see Note 2).

 Debt Financing Costs

   In connection with its financing arrangements (see Note 4), the Company incurs certain direct, incremental costs from third parties who perform services that assist in the closing of the related transactions. These costs are included in other assets on the balance sheet (see Note 3) and amortized to interest expense using the effective interest method over the term of the respective financing.

 Net Loss Per Share

   Basic and diluted net loss per share has been computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following potential common shares as the effect of their inclusion is antidilutive during each period (in thousands):

                                           Years Ended December 31,
                               ------------------------------------------------
                                    2000             1999            1998
                               --------------- ---------------- ---------------
                                      Weighted         Weighted        Weighted
                                      Average          Average         Average
                                      Exercise         Exercise        Exercise
                               Shares  Price   Shares   Price   Shares  Price
                               ------ -------- ------- -------- ------ --------
Shares issuable under stock
 options...................... 99,587  $18.82  110,307  $ 7.71  77,180  $1.13
Shares issuable pursuant to
 warrants to purchase common
 and redeemable convertible
 preferred stock..............    347  $ 0.91    1,013  $ 0.92   2,896  $0.62
Shares of redeemable
 convertible preferred stock
 and convertible preferred
 stock on an "as if converted
 basis" basis.................    --      --       --      --    6,212  $0.97
Shares of convertible
 subordinated notes on an "as
 if converted" basis.......... 23,451  $23.57   57,954  $12.94     --     --

 Foreign Currency Translation

   The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into United States dollars at end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period. Gains or losses from foreign currency translation are included in other comprehensive loss.

                          EXODUS COMMUNICATIONS, INC.

 Derivative Instruments

   During 2000, the Company entered into foreign exchange forward contracts to manage the foreign exchange risk of foreign currency denominated debt and cash. These contracts are marked to market at each balance sheet date with gains or losses included in other income (expense). Net gains on such contracts approximated $5.6 million for the year ended December 31, 2000. The fair value of foreign exchange contracts at December 31, 2000 was insignificant. The Company did not enter into foreign exchange forward contracts in 1999.

   The Company entered into an interest rate swap with a foreign bank in December 2000. The swap agreement allows the Company to swap their floating interest rate on JP(Yen) 2,750 million ($24.0 million) principal amount of debt for a fixed rate for the entire ten-year term of the loan. Under the swap agreement, the bank pays the Company a floating rate of TIBOR plus 1.5% and the Company pays the bank a fixed rate of 3.46%. The fair value of the swap at December 31, 2000 was insignificant.

 Comprehensive Loss

   Comprehensive loss includes net losses, foreign currency translation adjustments and unrealized gains and losses on marketable equity securities. Accumulated other comprehensive loss consists of unrealized gains and losses on marketable equity securities and foreign currency translation adjustments.

 Advertising costs

   The Company expenses all advertising costs as incurred and classify these costs as marketing and sales expense. Advertising expense was immaterial for all periods presented.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company's investments in derivative instruments and hedging activities have been insignificant. The Company will adopt SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial position or results of operations.

 Reclassifications

   Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2: Business Combinations

 Purchase Transactions

   On October 2, 1998, the Company purchased substantially all of the assets, including customer agreements, and assumed certain liabilities, of Arca Systems, Inc. ("Arca"), a wholly owned subsidiary of Cyberguard Corporation. Arca is a provider of advanced network and system security consulting services and designs and develops security technology solutions for complex and sensitive information systems. Total consideration paid, including direct acquisition costs, aggregated approximately $5.8 million. The acquisition was accounted for as a purchase and the results of Arca's operations have been included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $5.0 million and

                          EXODUS COMMUNICATIONS, INC.

was attributed primarily to workforce in place ($2.5 million) and goodwill ($2.4 million). These amounts are being amortized on a straight-line basis over periods ranging from 2 to 10 years.

   On February 1, 1999, the Company purchased all of the capital stock of American Information Systems, Inc ("AIS"). AIS provided co-location services and professional services. Total consideration paid, including direct acquisition costs, aggregated approximately $20.5 million. The acquisition was accounted for as a purchase with the results of AIS' operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $18.7 million and was attributed primarily to goodwill ($15.0 million), customer lists ($3.2 million) and workforce in place ($0.5 million). These amounts are being amortized on a straight-line basis over periods ranging from 5 to 7 years.

   On July 27, 1999, the Company completed its acquisition of Cohesive Technology Solutions, Inc. ("Cohesive"). The Company issued 3,201,592 shares of common stock and paid approximately $50.0 million in cash and assumed options to purchase a total of 817,424 shares of common stock for a total purchase price of approximately $112.0 million. The acquisition was accounted for as a purchase with the results of Cohesive's operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $107.9 million and was attributed primarily to goodwill ($69.3 million), customer lists ($32.3 million) and workforce in place ($6.3 million). These amounts are being amortized on a straight-line basis over periods ranging from 5 to 8 years.

   In connection with the Cohesive purchase, in August 1999, the Company announced plans to consolidate certain professional services practice offices of Cohesive. The Company determined that the consolidation of these offices would maximize efficiencies of the combined entity. As a result, the Company recorded a restructuring charge of $923,000 in 1999, which is included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. The restructuring charge included approximately $689,000 for lease termination and other related office closure costs, and $234,000 in severance and other employee benefits. As of December 31, 1999, the remaining restructuring balance was approximately $550,000. The restructuring activities were completed in the third quarter of 2000.

   On December 17, 1999, the Company acquired 85% of the common stock of Global Online Japan Co., Ltd. ("GOL") of Tokyo, Japan. The Company issued 830,592 shares of common stock and paid approximately $12.0 million in cash for a total purchase price of approximately $36.0 million. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $33.8 million and was attributed primarily to goodwill ($31.3 million), customer lists ($1.3 million) and workforce in place ($1.2 million). These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years. As the Company has a majority share of 85% in GOL, the Company has consolidated GOL's results of operation with its results of operations. The acquisition was accounted for as a purchase with the results of GOL's operations included from the acquisition date. The minority interest related to GOL is not material.

   On February 10, 2000, the Company acquired the assets of the Professional Services Division of Network-1 Security Solutions, Inc. ("NSSI") for $4.0 million in cash. The purchase price of $4.0 million was recorded as goodwill because identifiable tangible and intangible assets were insignificant. Goodwill is being amortized on a straight-line basis over three years.

   On February 10, 2000, the Company completed its acquisition of KeyLabs, Inc. ("KeyLabs"), a provider of e-business testing services based in Utah. The Company issued approximately 786,000 shares of common stock in exchange for all the outstanding shares of KeyLabs' common stock, and assumed options to purchase a total of 202,000 shares of KeyLabs' common stock, for a total purchase price of approximately $50.0 million. The transaction was accounted for as a purchase with the results of KeyLabs' operations included from the

                          EXODUS COMMUNICATIONS, INC.

acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $48.2 million and was attributed primarily to goodwill ($45.9 million), customer lists ($1.5 million) and workforce in place ($0.6 million). These amounts are being amortized on a straight-line basis over periods ranging from 3 to 5 years.

   On August 17, 2000, the Company's UK subsidiary, Exodus Internet Limited, acquired Grenville Consulting Ltd. ("Grenville"), a consulting firm. Exodus Internet Limited issued notes payable totaling $9.0 million (see Note 4), due December 31, 2005, in exchange for all the outstanding shares of Grenville and incurred acquisition costs of approximately $300,000. The transaction was accounted for as a purchase with the results of Grenville operations included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $9.1 million and was attributed primarily to goodwill ($8.0 million) and workforce in place ($0.7 million). These amounts are being amortized on a straight-line basis over 5 years. The notes were recorded in equipment loans, line of credit facilities and other notes (see Note 4).

   The summary table below, prepared on an unaudited pro forma basis, reflects the Company's consolidated results of operations including Arca, AIS, Cohesive and GOL as if each company had been acquired as of January 1, 1998. The table also reflects the Company's consolidated results of operations including KeyLabs and Grenville as if each company had been acquired as of January 1, 1999. The results of operations of NSSI have not been included as they were not significant. GOL's March 31 fiscal year end differs from the Company's December 31 fiscal year end. As such, fiscal year 1998 presented in the table below include GOL's results of operations for the period from April 1, 1998 though March 31, 1999. For fiscal year 1999, information presented in the table below includes GOL's results of operations from April 1, 1999 through December 17, 1999, the date of acquisition (in thousands except per share data):

                                                Years ended December 31,
                                              -------------------------------
                                                 2000       1999       1998
                                              ----------  ---------  --------
     Revenues................................ $  822,375  $ 289,923  $109,500
     Net loss attributable to common
      stockholders........................... $ (258,644) $(157,932) $(94,824)
     Basic and diluted net loss per share.... $    (0.64) $   (0.47) $  (0.37)
     Shares used in pro forma per share
      computation............................    406,491    336,635   255,646

   The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

 Pooling Transaction

   As discussed in Note 1, the Company completed its merger with SMI on November 23, 1999. The merger was accounted for as a pooling of interests. In connection with the merger, the Company incurred acquisition expenses of approximately $4.1 million, which are included in merger costs in the consolidated statement of operations for the year ended December 31, 1999. SMI was a leading provider of Internet monitoring applications and services that measure the consistency, availability and performance of Web sites. Under the terms of the agreement, the former shareholders and option holders of SMI common stock received shares and options of Exodus common stock at the rate of approximately 0.504 shares of common stock for each share of SMI common stock. The Company issued a total of approximately 12,600,000 shares of common stock in exchange for all outstanding shares of SMI common stock and reserved approximately 1,500,000 shares of common stock for issuance upon the exercise of SMI options the Company assumed pursuant to the agreement. The table below summarizes the components of the combined results of operations for the years ended

                          EXODUS COMMUNICATIONS, INC.

December 31, 1999 and 1998. SMI's results of operations for the year ended December 31, 1999, included its results for the period from January 1, 1999 through November 23, 1999, the date the merger was consummated (in thousands):

                                                      Years Ended December 31,
                                                      --------------------------
                                                          1999         1998
                                                      ------------  ------------
     Net revenues:
       Exodus........................................ $    241,172  $    52,738
       SMI...........................................          968            7
                                                      ------------  -----------
                                                           242,140       52,745
                                                      ============  ===========
     Net loss:
       Exodus........................................ $   (122,582) $   (66,442)
       SMI...........................................       (7,741)        (874)
                                                      ------------  -----------
                                                      $   (130,323) $   (67,316)
                                                      ============  ===========

Note 3: Financial Statement Components

 Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                             December 31,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
     Data centers and related equipment.................. $1,440,564  $332,092
     Furniture, fixtures, computer equipment and other...     34,785    55,790
     Construction in progress............................    468,155    35,663
                                                          ----------  --------
                                                           1,943,504   423,545
     Less accumulated depreciation and amortization......   (182,803)  (55,306)
                                                          ----------  --------
                                                          $1,760,701  $368,239
                                                          ==========  ========

   Computer and other equipment and certain data center infrastructure recorded under capital leases aggregated $155.6 million and $71.0 million as of December 31, 2000 and 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $37.9 million and $23.9 million as of December 31, 2000 and 1999, respectively.

 Marketable Equity Securities and Investments

   The following table summarizes the Company's Marketable Equity Securities and Investments at December 31, 2000 (in thousands):

                                                   Gross      Gross
                                                 Unrealized Unrealized Carrying
                                          Cost     Gains      Losses    Value
                                        -------- ---------- ---------- --------
Marketable equity securities........... $ 11,303   $7,018      $ --    $ 18,321
                                                   ======      ====

Investments............................  395,188                        395,188
                                        --------                       --------
  Total................................ $406,491                       $413,509
                                        ========                       ========

                          EXODUS COMMUNICATIONS, INC.

   On April 21, 2000, the Company invested in the common stock of Mirror Image Internet, Inc. ("Mirror Image"), a privately held provider of content distribution services, for a cash payment of $75.0 million and 7,516,535 shares of its common stock. The total investment was valued at approximately $391.6 million, including certain professional fees of approximately $6.5 million. The investment is accounted for under the cost method. Since the date of its investment in Mirror Image, the market capitalization of similar publicly traded companies has been highly volatile. As of December 31, 2000, such valuations were significantly below April 2000 levels. As a result of these circumstances, the Company has begun a formal process to determine whether a decrease in the value of its investment in Mirror Image has occurred that is other than temporary. This formal process will include a detailed analysis and investigation of the status of Mirror Image's successful product launch and customer acceptance and market performance of similar publicly traded companies. The Company also will obtain an independent valuation of its investment. This analysis is expected to be completed in April 2001. If as a result of its detailed analysis and investigation, the Company determines that there has been a decrease in the value of our investment in Mirror Image below its recorded cost that is other than temporary, this decrease will be recognized in other expense in the quarter ending March 31, 2001.
   There were no marketable equity securities or investments as of December 31, 1999. Net realized gains of $5.8 million for the year ended December 31, 2000 were included in other income (expense), net in the accompanying statement of operations.

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets consisted of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Goodwill............................................... $175,441  $117,950
     Customer lists.........................................   38,492    37,007
     Workforce in place.....................................   11,936    10,624
                                                             --------  --------
                                                              225,869   165,581
     Less accumulated amortization..........................  (44,585)   (9,579)
                                                             --------  --------
                                                             $181,284  $156,002
                                                             ========  ========

 Other Assets

   Other assets consisted of the following (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
     Debt issuance costs (see Note 4)......................... $ 84,107 $44,726
     Telecommunication intangible assets......................  247,481  25,633
     Other....................................................   74,060  19,693
                                                               -------- -------
                                                               $405,648 $90,052
                                                               ======== =======

   The Company entered into telecommunication agreements in 2000 and 1999 (See
Note 6). Advance payments were recorded in other assets and are expensed over the term of the agreements as the services are provided.

                          EXODUS COMMUNICATIONS, INC.

 Accrued Expenses

   Accrued expenses consisted of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     Accrued payroll and related expenses...................... $28,037 $11,461
     Accrued telecommunication expenses........................   9,293   5,738
     Deferred revenue..........................................  31,280   3,308
     Other.....................................................  16,344  17,811
                                                                ------- -------
                                                                $84,954 $38,318
                                                                ======= =======

Note 4: Bank Borrowings and Debt

 Senior Notes

   On July 1, 1998, the Company issued $200.0 million of 11 1/4% Senior Notes ("Original 11 1/4% Senior Notes") due 2008 for aggregate net proceeds of approximately $193.4 million, net of discounts to the initial purchasers and offering expenses. Interest is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1999. The Company was required to deposit approximately $42.4 million with an escrow agent to pay the first four semiannual interest payments. Semi-annual interest payments of $11.3 million were made in January and July in both 2000 and 1999. As of December 31, 2000, there was no restricted cash and cash equivalents related to this issuance, as compared with $21.1 million at December 31, 1999, included in restricted cash equivalents in the accompanying consolidated balance sheet. Subject to significant exceptions, the Original 11 1/4% Senior Notes indenture restricts, among other things, the Company's ability to incur additional indebtedness and the use of proceeds therefrom, pay dividends, make certain other restricted payments, incur certain liens to secure indebtedness or engage in merger transactions. As of December 31, 2000, all principal amounts of these notes were outstanding.

   On June 22, 1999, the Company issued an additional $75.0 million of Senior Notes due 2008 ("Additional 11 1/4% Senior Notes") at 100.50% plus accrued interest, if any, from June 22, 1999, for aggregate net proceeds of approximately $73.2 million, net of offering expenses. The Company issued the Additional 11 1/4% Senior Notes under the indenture dated July 1, 1998 under which it previously issued the Original 11 1/4% Senior Notes discussed above. The Additional 11 1/4% Senior Notes are subject to the same terms and conditions as the Original Senior Notes. Interest is payable semi-annually on January 1 and July 1 of each year commencing July 1, 1999. Concurrent with the closing of the offering, the Company deposited approximately $8.4 million with an escrow agent to be used to pay the first three interest payments when due. An interest payment of approximately $0.2 million was made in July 1999 representing interest from June 22, 1999 to July 1, 1999 and two payments of approximately $4.2 million each were made in January and July of 2000. As of December 31, 2000, there was no restricted cash and cash equivalents related to this issuance, as compared with $8.2 million at December 31, 1999. As of December 31, 2000, all principal amounts of these notes were outstanding.

   On December 8, 1999, the Company issued $375.0 million and Euro 125.0 million of 10 3/4% Senior Notes due 2009 (collectively, the "10 3/4% Senior Notes"), for aggregate net proceeds of approximately $486.0 million, net of offering expenses. Interest is payable semiannually on June 15 and December 15 of each year, commencing June 15, 2000. Interest payments of $27.6 million and $26.1 million were made in June and December of 2000. Subject to significant exceptions, the 10 3/4% Senior Notes indenture restricts, among other things, the Company's ability to incur additional indebtedness, pay dividends, make certain investments, create liens or sell assets, enter into certain transactions with affiliates, and enter into certain business combinations. As of December 31, 2000, all principal amounts of these notes were outstanding.

                          EXODUS COMMUNICATIONS, INC.

   On July 6, 2000, the Company issued an aggregate of $1.0 billion of 11 5/8% Senior Notes ("the 11 5/8% Senior Notes") due 2010 and Euro 200.0 million of 11 3/8% Senior Notes due 2008 (collectively, the "11 3/8% Senior Notes") for aggregate net proceeds of approximately $1.1 million, net of offering expenses. Interest is payable semiannually on January 15 and July 15 of each year, commencing January 15, 2001. Subject to significant exceptions, the 11 5/8% Senior Notes indenture restricts, among other things, the Company's ability to incur additional indebtedness, pay dividends, make certain investments, create liens or sell assets, enter into certain transactions with affiliates, and enter into certain business combinations. As of December 31, 2000, all principal amounts of these notes were outstanding.

   On July 18, 2000, the Company filed a shelf registration statement for the issuance of debt securities, preferred stock, common stock and warrants up to $2.0 billion. As of December 31, 2000, all of the $2.0 billion remained available (see Note 9).

 Convertible Subordinated Notes

   On March 3, 1999, the Company issued $250.0 million of 5% Convertible Subordinated Notes due March 15, 2006 (the "5% Notes") for aggregate net proceeds of approximately $242.1 million, net of offering expenses. Proceeds from the sale of the 5% Notes may be used only for limited purposes. The 5% Notes are convertible into the Company's common stock at a conversion rate of
175.1408 shares per $1,000 principal amount of 5% Notes, subject to adjustment in certain events and at each holder's option. The 5% Notes will not be subject to redemption at the option of the Company prior to March 20, 2001, and generally will be redeemable on or after that date at the option of the Company, at the redemption prices set forth in the indenture to the 5% Notes ("5% Notes Indenture"), subject to certain provisions. In the event of a Change in Control (as defined in the 5% Notes Indenture), each holder of the 5% Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase all or any part of the holder's 5% Notes at a repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. Interest on the 5% Notes is payable on March 15 and September 15 of each year, commencing on September 15, 1999. Interest payments of $6.3 million and $1.9 million were made in March and September 2000, respectively, compared with $6.7 million made in September 1999. The 5% Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness (as defined in the 5% Notes Indenture) and effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries. During the year ended December 31, 2000, approximately $197 million of 5% Notes were converted into common stock, and $52.8 million in principal remained outstanding at December 31, 2000. During the year ended December 31, 1999, approximately $0.2 million of 5% Notes were converted, and $249.8 million in principal remained outstanding at December 31, 1999.

   On December 8, 1999, the Company issued $500.0 million of 4 3/4% Convertible Subordinated Notes due July 15, 2008 (the "4 3/4% Notes") for aggregate net proceeds of approximately $485.0 million, net of offering expenses. Proceeds from the sale of the 4 3/4% Notes may be used only for limited purposes. The 4 3/4% Notes are convertible into the Company's common stock at a conversion rate of 28.4068 shares per $1,000 principal amount of the 4 3/4% Notes, subject to adjustment in certain circumstances. The 4 3/4% Notes will not be subject to redemption at the option of the Company prior to January 20, 2002, and generally will be redeemable on or after that date at the option of the Company, at the redemption prices set forth in the indenture to the 4 3/4% Notes ("the 4 3/4% Notes Indenture"). However, the 4 3/4% Notes will not be redeemable at the Company's option following January 20, 2002 and before January 15, 2004 unless the closing price of the common stock is at least 140% of the conversion price for at least 20 trading days within a period of 30 consecutive days ending within five trading days of the call for redemption. In the event of a Change in Control (as defined in the 4 3/4% Notes Indenture), each holder of the 4 3/4% Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase the 4 3/4% Notes, in whole or in part, at a repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. Interest on the 4 3/4% Notes is payable on

                          EXODUS COMMUNICATIONS, INC.

January 15 and July 15 of each year, commencing on July 15, 2000. Accordingly, the Company made its first interest payment in the amount of approximately $14.3 million in July 2000. The 4 3/4% Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness (as defined in the 4 3/4% Notes Indenture) and effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries. As of December 31, 2000, all principal amounts of the 4 3/4% Notes were outstanding.

 Equipment Loans, Line of Credit Facilities and Other Notes

   The Company has various equipment loans with payments due currently through August 2002 and effective interest rates ranging from 12.8% to 16.4%.

   On August 18, 2000, the Company issued an aggregate amount of $9.0 million unsecured notes to the shareholders of Grenville ("Grenville Notes") in connection with its acquisition of Grenville (see Note 2). These notes are repayable at par together with any accrued interest on the final redemption date on December 31, 2005. The effective interest rate of these notes is 4%. Interest is payable on April 30 and October 31 of each year, commencing on October 31, 2000. As of December 31, 2000, all principal amounts of the Grenville Notes were outstanding, and the Company is required to maintain cash collateral equal to the principal balance of the notes.

   In December 2000, the Company's Japanese subsidiary entered into loan agreements with three Japanese banks ("Japanese Loans"). The Japanese Loans are denominated in Japanese Yen. The aggregate borrowing under the Japanese Loans approximated $56.7 million as of December 31, 2000. The loan provided by one of the banks is a 10-year 2.1% fixed rate loan due December 2010 and the loan provided by a second bank is a three-year 1.8% fixed rate loan due December 2003. The loan provided by the third bank is a 10-year floating rate (TIBOR plus 1.5%) loan due on December 2010. Interest is payable quarterly commencing on December 11, 2000. Interest payments during the year ended December 31, 2000 were not significant.

 Senior Secured Credit Facility

   On October 31, 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate providing for a revolving credit facility ("Revolving Facility") of up to $225.0 million and two term facilities of up to $375.0 million ("Term Facilities"). Obligations under the Credit Agreement are secured by substantially all of the Company's assets and guaranteed by the Company's existing and future wholly-owned United States subsidiaries. The Revolving Facility allows for borrowings of revolving credit loans from time to time until October 2005. The two tranches under the Term Facilities mature five years and seven years, respectively, after the establishment of the facilities and are repayable in quarterly installments. The proceeds from the Revolving Facility may be used for working capital and general corporate needs, while the proceeds from the Term Facilities must be used to purchase or construct telecommunications assets, including real estate. The Company's ability to borrow under these facilities is subject to, among other things, compliance with covenants, including financial ratios, qualifying accounts receivable balances, and other customary borrowing conditions. In addition, aggregate outstanding borrowings will be limited to specified amounts in order to ensure compliance with the indentures governing the Company's outstanding senior debt. As of December 31, 2000, the Company was in compliance with the debt covenants. Loans under the Revolving Facility and the delayed-draw tranche of the Term Facilities bear interest, at the Company's option, at the London Interbank Offered Rate ("LIBOR") for Euro deposits for the relevant interest period adjusted for statutory reserves, or adjusted to LIBOR plus a specified margin, or at the higher of Chase Manhattan's prime rate or the Federal funds effective rate plus 1/2 of 1%, or an alternate base rate, plus a specified margin. The interest rate under the other tranche of the term facility will, at the Company's option, be adjusted LIBOR plus a specified margin or alternate base rate plus a specified margin. The Company borrowed $150.0 million against the Term Facilities on October 31, 2000 with effective interest rates ranging from 9.87% to 11.75%.

                          EXODUS COMMUNICATIONS, INC.

   The maturities for the next five years and thereafter of the Company's equipment loans, the Grenville Notes, the Japanese Loans, and amounts outstanding under the Term Facilities are as follows (in thousands):

     Year ending December 31,
     ------------------------
     2001............................................................ $  7,240
     2002............................................................   11,786
     2003............................................................    9,998
     2004............................................................    6,711
     2005............................................................   15,711
     Thereafter......................................................  172,412
                                                                      --------
                                                                      $223,858
                                                                      ========

Note 5: Convertible Preferred Stock and Stockholders' Equity (Deficit)

 Stock Purchase and Stock Option Plans

   During 1995, the Company adopted a Stock Purchase Plan under which 5,866,672 shares of common stock were authorized. Awards totaling 1,717,888 shares of common stock have been granted to date. No awards were granted during the years ended December 31, 2000, 1999 and 1998. Generally, the shares are subject to a 50-month vesting period. Of the shares granted, 740,816 shares had been repurchased by the Company through December 31, 2000. As of December 31, 2000, all shares were vested.

   In January 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan"), which served as the successor to the Company's 1995 Stock Option Plan (the "1995 Plan"). Options granted under the 1995 Plan before its termination continue to remain outstanding in accordance with their terms, but no further options may be granted under the 1995 Plan. Options granted under the 1995 Plan were granted with exercise prices not less than fair market value at the date of grant as determined by the Board of Directors, generally vested 12% after 6 months from the date of grant and 2% per month thereafter, and generally are exercisable for a term of 10 years after the date of grant. Under the 1997 Plan, the Company reserved 35,200,000 shares of its common stock for issuance to employees and consultants to be granted as either incentive or nonqualified stock options. Options granted under the 1997 Plan generally vest 12% after 6 months from the date of grant and 2% per month thereafter and are generally exercisable for a term of 10 years after the date of grant.

   In January 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 9,600,000 shares of the Company's common stock for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. Each offering period has a maximum duration of two years ("offering period") and consists of four six-month purchase periods (each a "purchase period"). In June 2000, the Company's stockholders approved an amendment to increase the number of shares of common stock reserved for the Purchase Plan by 3,600,000 to 13,200,000 and automatically increase the shares reserved each year by an amount equal to 1% of the total number of common shares outstanding. During 2000, 1999 and 1998, 1,831,944, 1,998,400 and 873,056 shares were issued under the Purchase Plan, respectively, at a weighted-average purchase price of $5.04, $1.33 and $0.84, per share, respectively.

   In January 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan"). On the effective date of the Company's IPO, the 1998 Plan became effective as the successor to the 1997 Plan. The Company has reserved 24,000,000 shares of common stock for issuance under the 1998 Plan in addition to the shares that remain from the 1997 Plan. The 1998 Plan permits the grant of either incentive or nonqualified

                          EXODUS COMMUNICATIONS, INC.

stock options. Options granted under the 1998 Plan will have a maximum term of 10 years and generally will vest over 50 months. The 1998 Plan will terminate in January 2008.

   In January 1998, the Company adopted the 1998 Directors Stock Option Plan (the "Directors Plan") and reserved a total of 3,200,000 shares of the Company's common stock for issuance thereunder. Each nonemployee director who is or becomes a member of the Board of Directors on or after the effective date of the Company's IPO, with certain limited exceptions, will initially be granted an option for 40,000 shares of the Company's common stock and, thereafter, an option to purchase an additional 10,000 shares of the Company's common stock annually. Initial options granted under the Directors Plan will vest as to 33 1/3% of the shares on the first anniversary of the date of grant and thereafter as to 2.78% of the shares over each of the next 24 months. The succeeding annual grants will vest monthly over 48 months at a rate of 2.08% monthly. The exercise price of the options granted under the Directors Plan will be at the fair market value of the Company's common stock on the date of grant.

   In January 1998, the Company granted stock options to purchase 5,333,344 shares of common stock to an officer of the Company, of which half have an exercise price of $0.57 per share and vest 100% after 3 years and half have an exercise price of $1.13 per share and vest 100% after 5 years. The stock options accelerate and become fully vested if the Company is acquired or sells all or substantially all of its assets or upon other certain events. In November 1999, an event occurred which lead to the acceleration of the vesting for all of these options and they became fully vested.

   In March 1998, the Company granted a stock option to an officer of the Company to purchase 11,551,696 shares of common stock with an exercise price of $0.57 per share (fair market value on the date of grant) that vests as to 12% of such shares in September 1998 and vests as to an additional 2% per month thereafter.

   In January 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, the Company has reserved 48,000,000 shares of common stock to be granted as nonqualified stock options. Such grants will be made to employees and consultants, and will be used for acquisitions. Options granted under the 1999 Plan generally will vest over 50 months and are generally exercisable for a term of 10 years from the date of grant.

   In June 2000, the Company's stockholders approved an amendment to the Company's 1998 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 18,000,000 shares, from 40,000,000 shares to 58,000,000 shares.

 Warrants

   Prior to its IPO, the Company issued approximately 6,000,000 warrants to purchase common stock and redeemable convertible preferred stock, with exercise prices ranging from $0.15 to $1.43 per share, in conjunction with various financing arrangements. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value, when material, is being charged to expense over the term of the respective financing arrangement.

   In March 1998, in connection with a strategic alliance, the Company issued warrants to purchase an aggregate of 960,000 shares of the Company's common stock at a price of $0.94 per share. The fair value of these warrants was determined to be $500,000. This amount was recorded as marketing and sales expense in the accompanying consolidated statement of operations for the year ended December 31, 1998.

   As of December 31, 2000 and 1999, the Company had 346,664 and 1,013,328 warrants to purchase common stock outstanding, respectively, with weighted average exercise prices of $0.91 and $0.92, respectively.

                          EXODUS COMMUNICATIONS, INC.

 Fair Value Disclosures

   The Company uses the intrinsic value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its employee stock options because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for stock options granted by SMI from January 1999 to September 1999. With respect to the stock options granted by SMI from January 1999 to September 1999, the Company has recorded total deferred stock compensation of $3.4 million. These amounts are being amortized consistent with the method described in FASB Interpretation No. 28 over the vesting period of the individual options, generally 48 to 50 months. Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's and SMI's stock-based compensation plans, net loss attributable to holders of common stock and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

                                                Years Ended December 31,
                                              ------------------------------
                                                2000       1999       1998
                                              ---------  ---------  --------
   Net loss applicable to common
    stockholders:
     As reported............................. $(256,338) $(130,323) $(69,330)
     Pro forma...............................  (675,654)  (222,660)  (77,009)
   Basic and diluted net loss per share:
     As reported............................. $   (0.63) $   (0.39) $  (0.28)
     Pro forma............................... $   (1.67) $   (0.67) $  (0.31)

   The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, with no expected dividends and the following weighted-average assumptions:

                                                Years Ended December 31,
                                              ------------------------------
                                                2000       1999       1998
                                              ---------  ---------  --------
   Expected life (years).....................      2.97       2.95      3.09
   Risk-free interest rate...................      5.84%      5.83%     4.98%
   Volatility................................       120%        80%       80%

   The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model, with no expected dividends and the following weighted-average assumptions:

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Expected life (years)...................................... 1.28  1.34  1.33
   Risk-free interest rate.................................... 5.16% 5.55% 5.26%
   Volatility.................................................  120%   80%   80%

   The weighted-average fair value of purchase rights granted under the Purchase Plan during 2000, 1999 and 1998 was $19.48, $6.73 and $0.625 per share, respectively.

                          EXODUS COMMUNICATIONS, INC.

   A summary of the Company's stock option plans is as follows:

                                              Years Ended December 31,
                          -------------------------------------------------------------------
                                  2000                   1999                   1998
                          ---------------------- ---------------------- ---------------------
                                       Weighted-              Weighted-             Weighted-
                                        Average                Average               Average
                                       Exercise               Exercise              Exercise
                            Shares       Price     Shares       Price     Shares      Price
                          -----------  --------- -----------  --------- ----------  ---------
Outstanding at beginning
 of year................  110,306,530   $ 7.71    77,179,756   $ 1.13   27,348,576    $0.05
  Granted...............   27,786,147    46.20    52,963,134    15.57   63,188,748     1.42
  Forfeited.............  (10,819,367)   11.66    (5,383,340)    7.86   (4,623,504)    0.52
  Exercised.............  (27,686,447)    4.50   (14,453,020)    1.61   (8,734,064)    0.17
                          -----------            -----------            ----------
Outstanding at end of
 year...................   99,586,863    18.82   110,306,530     7.71   77,179,756     1.13
                          ===========            ===========            ==========
Exercisable at end of
 year...................   26,716,775    12.04    20,767,128     1.57    6,153,440     0.31
                          ===========            ===========            ==========
Weighted average fair
 value of options
 granted during the year
 at market..............   27,786,147    32.18    51,644,010    15.84   57,121,576     0.79
Weighted average fair
 value of options
 granted during the year
 at less than market....          --       --        176,208    15.24      733,828     0.39
Weighted average fair
 value of options
 granted during the year
 at greater than
 market.................          --       --      1,142,916     3.14    5,333,344     0.27

   The following table summarizes information about stock options outstanding as of December 31, 2000:

                          Options Outstanding
           -------------------------------------------------
                                                                 Options Exercisable
                                                             ---------------------------
 Range of               Weighted-Average
 Exercise  Number of  Remaining Contractual Weighted-Average Number of  Weighted-Average
  Prices     Shares      Life (in years)     Exercise Price    Shares    Exercise Price
 --------  ---------- --------------------- ---------------- ---------- ----------------
  $0.02-
   $1.52   25,213,079         7.31               $ 0.78      10,891,865      $ 0.67
  $1.59-
   $9.69   23,361,868         8.06                 5.07       6,842,228        4.76
 $10.17-
  $35.28   25,666,680         8.99                20.19       4,558,602       16.76
 $36.13-
  $71.19   25,345,236         9.21                48.05       4,424,080       46.46
           ----------         ----               ------      ----------      ------
           99,586,863         8.41               $18.82      26,716,775      $12.04
           ==========         ====               ======      ==========      ======

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

 Authorized Common Shares

   On June 6, 2000, an amendment to the Company's certificate of incorporation was approved by the shareholders increasing the authorized number of shares of common stock issuable from 300,000,000 to 1,500,000,000.

                          EXODUS COMMUNICATIONS, INC.

 Stock Splits

   On each of April 12, 1999, August 12, 1999, December 14, 1999 and June 20, 2000, the Company completed a two-for-one stock split in the form of a stock dividend. Share and per share amounts in the accompanying consolidated financial statements reflect these splits retroactively.

Note 6: Commitments and Contingencies

 Leases

   The Company has entered into a number of operating leases for its facilities. The leases expire from 2001 through 2025. As of December 31, 2000, the Company had cash collateral related to leases aggregating $78.4 million for these leases. The related funds are included in restricted cash equivalents on the accompanying consolidated balance sheet. The Company also leases certain data center infrastructure and equipment under capital leases. Certain of these capital leases were entered into as sale-leaseback transactions. No gain or loss was recorded in any such transaction due to the short holding period from the time the assets were purchased until the time of the sale-leaseback. Future minimum lease payments as of December 31, 2000 are as follows (in thousands):

                                                           Capital   Operating
   Year Ending December 31,                                 Leases     Leases
   ------------------------                                --------  ----------
   2001................................................... $ 58,740  $   93,335
   2002...................................................   52,844     107,030
   2003...................................................   17,364     109,720
   2004...................................................      393     117,631
   2005...................................................      --      119,830
   Thereafter.............................................      --      947,581
                                                           --------  ----------
   Total minimum lease payments........................... $129,341  $1,495,127
                                                                     ==========
   Less amount representing imputed interest..............   16,138
                                                           --------
   Present value of minimum lease payments................  113,203
   Current portion........................................  (48,250)
                                                           --------
   Capital lease obligations, less current portion........ $ 64,953
                                                           ========

   The Company's rent expense was $61.8 million, $19.0 million and $5.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

 Telecommunications Agreements

   In September 1997, the Company entered into an agreement with a telecommunication company to obtain telecommunications services for a period of 60 months with a minimum commitment of $230,000 per month. In January 1999, this original agreement was replaced with a new agreement for a period of 60 months with a minimum commitment of $1.0 million per month.

   In July 1998, the Company entered into another agreement with the same company to obtain telecommunications services for a period of 36 months with a minimum commitment of approximately $500,000 per month.

   In August 1999, the Company entered into capacity purchase agreements with a second telecommunication company. The agreements provide for a total potential outlay of up to $105.0 million for fiber capacity and

                          EXODUS COMMUNICATIONS, INC.

related maintenance covering approximately 25 years. As of December 31, 2000, the Company had paid approximately $46.8 million, related to these agreements, which is included in other assets in the accompanying balance sheets.

   In September 2000, the Company entered into a 10-year network capacity agreement, under which the Company made a nonrefundable payment of $100.0 million to be credited against future capacity usage. The payment is included in other assets in its consolidated balance sheet as of December 31, 2000 and will be expensed as used over the 10 year term of the agreement. The Company entered into an amendment to the network capacity agreement in December 2000. Under the terms of this amendment, the Company made another nonrefundable payment of $100.0 million in December 2000, which will be credited against future capacity usage. The payment is included in other assets in its consolidated balance sheet as of December 31, 2000 and will be expensed as used over the 10-year term of the agreement.

 Contingencies

   The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position and results of operations.

Note 7: Income Taxes

   The following table reconciles the Company's income tax benefit with the expected federal rate of 34% for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Expected income tax benefit.................. $(84,060) $(44,310) $(22,887)
   Permanent differences
     Non-deductible expenses....................      452     3,409        73
     Research credit expenditures...............      450       172       --
     Amortization of acquisition costs..........    8,964     2,912       --
   Foreign tax rate difference..................    2,706       305       --
   Net operating losses not benefited...........   70,738    37,512    22,814
                                                 --------  --------  --------
   Actual income tax expense.................... $   (750) $    --   $    --
                                                 ========  ========  ========
   Actual income tax expense
     Current state and federal income tax
      expense................................... $    288
     Current foreign income tax expense.........      462
                                                 --------
                                                 $    750
                                                 ========

                          EXODUS COMMUNICATIONS, INC.

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
   Deferred tax assets:
     State and federal operating loss carryforwards.....  $ 532,061  $ 129,563
     Foreign net operating loss carryforwards...........     27,031        --
     Difference between book and tax depreciation.......     55,540      7,858
     Allowances and accruals............................     26,068      3,352
     Research and experimentation credit carryforwards..      3,164      1,565
     Deferred compensation..............................         38        964
     Difference between book and tax amortization.......      1,171        152
     State taxes........................................        157        --
     Other..............................................         10      1,097
                                                          ---------  ---------
   Total gross deferred tax assets......................    645,240    144,551
     Less valuation allowance...........................   (566,443)  (127,582)
                                                          ---------  ---------
   Net deferred tax assets..............................     78,797     16,969
                                                          ---------  ---------
   Deferred tax liabilities:
     Unrealized gain on marketable equity securities....     (2,760)       --
     Identifiable intangible assets related to
      acquisitions......................................    (15,737)   (16,969)
     Difference between book and tax depreciation.......    (60,300)       --
                                                          ---------  ---------
                                                            (78,797)   (16,969)
                                                          ---------  ---------
                                                          $     --   $     --
                                                          =========  =========

   As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $1.4 billion and $863.6 million, respectively, which can be used to offset the Company's future tax liabilities. The difference between the federal and state net operating loss carryforward is due to the 50% limitation of net operating loss carryforwards for California purposes. The federal and state net operating loss carryforwards will begin expiring in 2011 and 2002, respectively.

   Gross deferred tax assets as of December 31, 2000, include approximately $360.3 million in net operating loss carryforwards relating to the exercise of stock options, which will be credited to equity if realized.

   The net change in the valuation allowance was an increase of $438.9 million for the year ended December 31, 2000 compared with $87.4 million in 1999 and $28.5 in 1998.

   The Company also has research credit carryforwards for federal and California income tax return purposes of approximately $2.1 million and $1.1 million, respectively, available to reduce future income taxes. The federal research credit carryforwards expire in years 2011 through 2020. The California research credit carryforward carries forward indefinitely until utilized.

   Federal and California tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in the ownership of the Company, which constitutes an "ownership change" as defined by the Internal Revenue Code, Section 382. As stated in Note 5, the Company has had numerous equity transactions most likely subjecting its net operating losses to the aforementioned restrictions. The Company plans to compute exact limitations upon realization of taxable earnings and associated utilization of the net operating loss carryforwards.

   The Company has provided a valuation allowance on its gross deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

                          EXODUS COMMUNICATIONS, INC.

Note 8: Segment Information

   The Company operates a number of Internet Data Centers throughout the world. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each data center provides the same Internet related services to a similar type of customer who may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Internet Data Center operations primarily include services such as server infrastructure support, Internet connectivity, and managed services, including storage management and security.

   Professional services are an additional reportable segment. Professional services primarily include services such as network design and development, Internet-based and application development, and information technology strategy. The professional services segment's results of operations presented below include amortization of goodwill and other intangible assets, as well as the restructuring charges incurred as a result of the Cohesive acquisition (see
Note 2). However, all goodwill and other intangible assets are included in corporate assets.

   Financial information for the Company's reportable segments is presented below (in thousands):

                                                  Years Ended December 31,
                                               --------------------------------
                                                  2000        1999       1998
                                               ----------  ----------  --------
     Revenues:
       Internet Data Centers.................. $  695,684  $  199,563  $ 52,263
       Professional services..................    122,762      42,577       482
                                               ----------  ----------  --------
         Total revenues....................... $  818,446  $  242,140  $ 52,745
                                               ==========  ==========  ========
     Operating loss:
       Internet Data Centers.................. $  182,919  $   39,407  $ (1,492)
       Professional services..................     19,079       3,242      (351)
       Corporate areas........................   (326,998)   (139,865)  (55,730)
                                               ----------  ----------  --------
         Total operating loss................. $ (125,000) $  (97,216) $(57,573)
                                               ==========  ==========  ========
                                                   December 31,
                                               ----------------------
                                                  2000        1999
                                               ----------  ----------
     Total assets:
       Internet Data Centers.................. $1,508,956  $  314,452
       Professional services..................     61,636       3,068
       Corporate assets.......................  2,323,766   1,425,370
                                               ----------  ----------
         Total assets......................... $3,894,358  $1,742,890
                                               ==========  ==========

   Revenues generated and assets located outside of the United States are not significant for the years ended December 31, 2000, 1999 and 1998.

                          EXODUS COMMUNICATIONS, INC.

Note 9: Subsequent Events

 Acquisition of GlobalCenter

   On January 10, 2001, the Company acquired all outstanding shares of capital stock of GlobalCenter Holding Co. in exchange for 108,157,000 shares of Exodus common stock. In addition, the Company assumed all of the outstanding options to purchase shares of GlobalCenter, Inc. common stock, and issued new options to purchase Exodus common stock in exchange for the Global Crossing Ltd. options that were cancelled as a result of the acquisition. The aggregate purchase price was approximately $3.1 billion, consisting of the common stock issued with a fair value of approximately $2.8 billion, stock options issued and assumed with a fair value calculated using the Black-Scholes option pricing model of approximately $298.0 million, and merger related expenses including financial advisory, legal and other services estimated at approximately
$36.0 million. In connection with this acquisition, the Company expects to record charge to operations in the first quarter of fiscal 2001 related to restructuring activities and costs related to the integration of the two companies, the amount of which is currently not estimable.

   In connection with the acquisition, the Company entered into two network services, marketing and cooperation agreements with Global Crossing Ltd. and its subsidiary, Asia Global Crossing, Ltd. (collectively, Global Crossing). Under these agreements, the Company agreed for a period of 10 years to purchase at least 50% of its future network needs outside of Asia and at least 60% of its future network needs in Asia from Global Crossing. Global Crossing agreed to use the Company as its exclusive provider of Web hosting services for a period of two years, and to provide the Company with preferred pricing on all network services and assets offered by Global Crossing.

   As part of the transaction, the Company had agreed to form a joint venture with Asia Global Crossing Ltd., an indirect wholly-owned subsidiary of Global Crossing, Ltd., to provide complex Web hosting and managed services in Asia. The terms of this joint venture have not been finalized.

 Debt and Equity Offering

   On February 5, 2001, the Company issued $500.0 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 15, 2008 plus an additional $75.0 million aggregate principal amount of notes subject to the underwriters' over allotment option, which was exercised on February 16, 2001. The Company may redeem the notes, in whole or in part, on or after February 20, 2004. Interest on the notes is payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2001.

   The aggregate net proceeds were approximately $485.4 million and $72.9 million net of offering expenses on the $500.0 million and $75.0 million aggregate principal, respectively. The notes may be converted into shares of common stock at a rate of 43.9464 shares of common stock per $1,000 principal amount of notes, which is equal to a conversion price of approximately $22.76 per share, subject to adjustment in certain events.

   Concurrent with this offering, the Company issued 13,000,000 shares of common stock at $18.50 per share with net proceeds of approximately $229.4 million.

                          EXODUS COMMUNICATIONS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                    Beginning                            End of
                                     of Year                              Year
                                     Balance  Additions(1) Deductions(2) Balance
                                    --------- ------------ ------------- -------
Allowance for doubtful accounts
  Year ended December 31, 1998.....     691       1,410         (280)     1,821
  Year ended December 31, 1999.....   1,821       6,911       (1,155)     7,577
  Year ended December 31, 2000.....   7,577      23,421       (7,155)    23,843

--------
(1) Represents amounts charged to operations or against revenues, depending on the nature of the allowance.
(2) Represents amounts written off against the allowance, net of recoveries.