Form 10-Q
period 2001-03-31
EXODUS COMMUNICATIONS INC
filed 2001-05-15
CIK 1013740

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q
                                ______________
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   000-23795
                           (Commission file number)
                                ______________

                          EXODUS COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)
                                ______________

            Delaware                                77-0403076
 -------------------------------         ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


     2831 Mission College Boulevard                     95054
             Santa Clara, CA                          ----------
----------------------------------------              (Zip Code)
(Address of principal executive offices)


                                (408) 346-2200
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the issuer's common stock, par value $0.001, as of April 30, 2001 was 554,028,272 shares.
================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX


                                                                                                       Page
                                                                                                       ----

PART I                                       FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited).......................................................      2
            Condensed Consolidated Balance Sheets--March 31, 2001 and December 31, 2000............      2
            Condensed Consolidated Statements of Operations--Three-Month Periods ended March 31,
               2001 and 2000.......................................................................      3
            Condensed Consolidated Statements of Cash Flows--Three-Month Periods ended March 31,
               2001 and 2000.......................................................................      4
            Notes to Condensed Consolidated Financial Statements...................................      5
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................................     11
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.............................     36

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings......................................................................     37
Item 2.     Changes in Securities and Use of Proceeds..............................................     38
Item 3.     Defaults Upon Senior Securities........................................................     38
Item 4.     Submission of Matters to a Vote of Security Holders....................................     38
Item 5.     Other Information......................................................................     38
Item 6.     Exhibits and Reports on Form 8-K.......................................................     38
SIGNATURE..........................................................................................     47

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                           EXODUS COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)
                                   (unaudited)

                                                                                            March 31,        December 31,
                                                                                              2001               2000
                                                                                          ------------       ------------

                                     Assets
Current assets:
  Cash and cash equivalents ............................................................  $ 1,042,940        $   805,036
  Accounts receivable, net .............................................................      238,311            175,645
  Prepaid expenses and other current assets ............................................      100,519             65,152
                                                                                          -----------        -----------
    Total current assets ...............................................................    1,381,770          1,045,833
  Property and equipment, net ..........................................................    2,678,614          1,760,701
  Restricted cash equivalents ..........................................................       90,928             87,383
  Goodwill and other intangible assets .................................................    1,765,911            181,284
  Marketable equity securities and investments .........................................       43,460            413,509
  Other assets .........................................................................      411,505            405,648
                                                                                          -----------        -----------
    Total assets .......................................................................  $ 6,372,188        $ 3,894,358
                                                                                          ===========        ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of equipment loans, line of credit facilities and other
    notes payable.......................................................................  $     8,118        $     7,240
  Current portion of capital lease obligations .........................................       73,204             48,250
  Accounts payable .....................................................................      426,677            395,180
  Accrued expenses payable .............................................................      168,197             53,532
  Merger and restructuring related accruals ............................................       48,783                 --
  Deferred revenue, deferred benefits and others .......................................       52,634             31,422
  Accrued interest payable .............................................................       66,237             99,578
                                                                                          -----------        -----------
    Total current liabilities ..........................................................      843,850            635,202
Equipment loans, line of credit facilities and other notes payable, less
    current portion......................................................................     251,568            216,618
Capital lease obligations, less current portion ........................................       74,218             64,953
Convertible subordinated notes .........................................................    1,127,834            552,834
Senior notes ...........................................................................    1,935,992          1,951,208
Other non-current liabilities ..........................................................       20,945              9,634
                                                                                          -----------        -----------
    Total liabilities ..................................................................    4,254,407          3,430,449
                                                                                          -----------        -----------


Stockholders' equity:
  Common stock .........................................................................          553                429
  Additional paid-in capital ...........................................................    3,278,326            938,148
  Deferred stock compensation ..........................................................         (818)            (1,006)
  Accumulated deficit ..................................................................   (1,134,153)          (484,554)
  Accumulated other comprehensive income (loss) ........................................      (26,127)            10,892
                                                                                          -----------        -----------
    Total stockholders' equity .........................................................    2,117,781            463,909
                                                                                          -----------        -----------
                                                                                          $ 6,372,188        $ 3,894,358
                                                                                          ===========        ===========

      See accompanying notes to condensed consolidated financial statements

                           EXODUS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                                     Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                     2001           2000

Revenue:
  Service revenue ...........................................     $ 300,210      $ 124,344
  Other revenue .............................................        48,448          8,127
                                                                  ---------      ---------
    Total revenue ...........................................       348,658        132,471
                                                                  ---------      ---------

Cost of revenue:
  Cost of service revenue ...................................       214,476         88,135
  Cost of other revenue .....................................        41,759          6,158
                                                                  ---------      ---------
    Cost of revenue .........................................       256,235         94,293
                                                                  ---------      ---------
    Gross profit ............................................        92,423         38,178

Operating expenses:
  Marketing and sales .......................................        67,273         30,881
  General and administrative ................................        78,065         26,612
  Product development .......................................         5,825          3,851
  Amortization of goodwill and other intangible assets ......       103,563          7,769
  Merger, restructuring and asset impairment charges ........        30,604             --
                                                                  ---------      ---------
    Total operating expenses ................................       285,330         69,113
                                                                  ---------      ---------
    Operating loss ..........................................      (192,907)       (30,935)

Interest and other income (expense):
  Interest income ...........................................        14,081         13,144
  Interest expense ..........................................       (70,362)       (38,309)
  Loss on equity method investments .........................        (1,733)            --
  Loss on impairment of investments .........................      (395,400)            --
  Other expense, net ........................................        (3,278)        (3,553)
                                                                  ---------      ---------
    Total interest and other expense, net ...................      (456,692)       (28,718)

Net loss before cumulative effect of change in accounting
  principle..................................................      (649,599)       (59,653)
Cumulative effect of change in accounting principle .........            --         (8,352)
                                                                  ---------      ---------
    Net loss ................................................     $(649,599)     $ (68,005)
                                                                  =========      =========

Basic and diluted net loss per share:
  Before cumulative effect of change in accounting
    principle................................................     $   (1.21)     $   (0.17)
  Cumulative effect of change in accounting principle .......            --          (0.02)
                                                                  ---------      ---------
  Basic and diluted net loss per share ......................     $   (1.21)     $   (0.19)
                                                                  =========      =========

Shares used in computing basic and diluted net loss
    per share................................................       535,153        366,038
                                                                  =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           EXODUS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                                ----------------------------

                                                                                                     2001          2000
                                                                                                     ----          ----

Cash flows from operating activities
Net loss ....................................................................................   $  (649,599)   $   (68,005)
Adjustments to reconcile net loss to net cash used for operating activities:
 Depreciation and amortization ..............................................................       167,221         30,573
 Loss on impairment of investments ..........................................................       395,400             --
 Loss on disposal of property and equipment .................................................           692            645
 Remeasurement gain on Euro denominated senior notes ........................................       (10,040)          (402)
 Amortization of deferred stock compensation ................................................           511            788
 Cumulative effect of change in accounting principle ........................................            --          8,352
 Amortization of debt issuance costs ........................................................         1,946            542
 Non cash, merger, restructuring and asset impairment charges ...............................        23,822             --

 Loss on equity method investments ..........................................................         1,733             --
 Interest accretion on restricted cash equivalents and investments ..........................            --            (59)
 Changes in operating assets and liabilities:
  Accounts receivable .......................................................................       (20,269)       (26,508)
  Prepaid expenses and other current assets .................................................         2,017        (13,040)
  Accounts payable ..........................................................................        (4,839)        17,086
  Accrued expenses ..........................................................................        21,653         20,348
  Accrued interest payable ..................................................................       (34,098)         8,542
                                                                                                -----------    -----------
   Net cash used for operating activities ...................................................      (103,850)       (21,138)
                                                                                                -----------    -----------

Cash flows from investing activities
 Capital expenditures .......................................................................      (510,672)      (144,228)
 Cash received in acquisition of business, net of transaction costs paid ....................        57,815         (3,745)
 Release of restricted cash equivalents and investments .....................................         1,430         14,770
 Increase in restricted cash equivalents ....................................................        (4,975)       (20,803)
 Purchases of marketable equity securities ..................................................        (1,553)        (5,500)
 Purchases of telecommunication intangible assets ...........................................            --           (967)
 Other assets ...............................................................................        (3,411)           (62)
                                                                                                -----------    -----------
   Net cash used for investing activities ...................................................      (461,366)      (160,535)
                                                                                                -----------    -----------

Cash flows from financing activities
 Proceeds from issuance of common stock, net ................................................       240,034         38,863
 Payments on capital lease obligations ......................................................       (13,539)        (3,401)
 Proceeds from equipment loans, line of credit facilities and other notes payable ...........        40,134            705
 Payments on equipment loans, line of credit facilities and other notes payable .............        (7,172)        (1,621)
 Proceeds from convertible notes, net .......................................................       558,272             --
                                                                                                -----------    -----------
   Net cash provided by financing activities ................................................       817,729         34,546
                                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents ........................................       252,513       (147,127)
Effects of exchange rates on cash and cash equivalents ......................................       (14,609)        (5,385)
Cash and cash equivalents at beginning of period ............................................       805,036      1,015,960
                                                                                                -----------    -----------
Cash and cash equivalents at end of period ..................................................     1,042,940        863,448
                                                                                                ===========    ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest .....................................................................   $   125,695    $    27,001
                                                                                                ===========    ===========
Non-cash investing and financing activities:
 Assets recorded under capital leases .......................................................   $    47,758    $    11,664
                                                                                                ===========    ===========
 Assets recorded under accrual liabilities ..................................................   $   143,978    $   171,470
                                                                                                ===========    ===========
 Unrealized loss on marketable securities ...................................................   $   (11,449)   $     5,105
                                                                                                ===========    ===========
 Deferred compensation on grants of stock options ...........................................   $        --    $       483
                                                                                                ===========    ===========
 Conversion of convertible subordinated notes into common stock .............................   $        --    $   177,463
                                                                                                ===========    ===========
 Issuance of common stock and assumption of stock options in connection with acquisitions and
  investments ...............................................................................   $ 2,100,268    $    50,077
                                                                                                ===========    ===========
 Receipt of convertible preferred stock for deferred license revenue ........................   $    25,000    $        --
                                                                                                ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                           EXODUS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, including notes thereto, included in the Company's 2000 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2--Net Loss Per Share

   Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following potential common shares, as the effect of their inclusion is antidilutive during each period (in thousands):


                                                           Three Months Ended March 31,
                                               --------------------------------------------------
                                                           2001                     2000
                                               --------------------------------------------------
                                                              Weighted                  Weighted
                                                              Average                   Average
                                                              Exercise                  Exercise
                                                   Shares      Price         Shares      Price
                                               --------------------------------------------------

Shares issuable under stock options                111,445      $19.59       102,257      $4.84
Shares issuable pursuant to warrants to
 purchase common stock                                 347      $ 0.91           986      $0.91
Shares of convertible subordinated notes on an
 "as if converted" basis                            48,726      $23.15        26,872      $5.71

Note 3--Revenue Recognition

  The Company's service revenue consists of: (i) monthly fees from Internet Data Center ("IDC") services, which include networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, managed Web hosting, Web application management, and related installation services; (ii) fees for professional consulting services; and (iii) fees from the rental of equipment under operating leases. Other revenue consists of fees from the sale of equipment (including equipment leased under sales-type leases) and licenses of intellectual property.

  The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements, during 2000. Prior to the adoption of SAB 101, the Company recognized revenue for installation services upon completion of the services and the associated costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the quarter ended March 31, 2000, and is reflected as the cumulative effect of change in accounting principle. Revenue and cost of service revenue for the quarter ended March 31, 2000 includes $8.8 million and $400,000, respectively, that was included in the cumulative effect adjustment.

  In December 2000, the Company entered into an agreement with sanrise, inc., a subsidiary of Sanrise Group, Inc. ("Sanrise"), to sell a worldwide license to operate its DataVault services business for consideration totaling approximately $55.1 million, including $25.0 million in voting convertible preferred stock of Sanrise. Consideration for the sale of the license to operate the DataVault business is being recognized as revenue ratably over the two year estimated useful life of the license. In addition, the Company entered into a sales-type lease for the related assets of the DataVault services business. License revenue of approximately $6.1 million and revenue related to the sales-type lease of $15.4 million is included in other revenue in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2001. The Company's investment in voting convertible preferred stock is accounted for using the equity method as the Company is considered to have significant influence over Sanrise, and is included in marketable equity securities and investments in the accompanying condensed consolidated balance sheet as of March 31, 2001 (See Note 6).

  In connection with the above agreement, the Company entered into a global cooperative marketing, sales and service reseller agreement with Sanrise hereby the Company agreed to resell DataVault services for a period of approximately two years and Sanrise will provide the DataVault services to the end-user customers.

Note 4--Property and Equipment

   Property and equipment consisted of the following (in thousands):


                                                                                                    December 31,
                                                                               March 31, 2001           2000
                                                                              ---------------     --------------

Data centers and related equipment........................................        $2,311,661         $1,440,564
Furniture, fixtures, computer equipment and other.........................           219,776             34,785
Construction in progress..................................................           381,497            468,155
                                                                              --------------      -------------
                                                                                   2,912,934          1,943,504
Less accumulated depreciation and amortization............................          (234,320)          (182,803)
                                                                              --------------      -------------
                                                                                  $2,678,614         $1,760,701
                                                                              ==============      =============

   Computer and other equipment and certain data center infrastructure are recorded under capital leases aggregated $203.4 million and $155.6 million as of March 31, 2001 and December 31, 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $72.9 and $37.9 million as of March 31, 2001 and December 31, 2000, respectively.

Note 5--Acquisitions

  On January 10, 2001, the Company acquired GlobalCenter Holding Co. ("GlobalCenter"), a provider of complex Internet hosting, from Global Crossing Ltd. GlobalCenter is now a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase with GlobalCenter's results of operations included from January 1, 2001. The Company issued 108,157,200 shares of its common stock and assumed certain GlobalCenter and Global Crossing Ltd. stock options. The common stock issued was valued based on the average closing price of the Company's common stock several days before and including January 10, 2001, the date of consummation. The stock options assumed were valued using the Black-Scholes option pricing model. A summary of the consideration paid and the preliminary allocation of the purchase price to net tangible and intangible assets acquired is as follows (in thousands):

Common stock                                                $ 1,899,511
Fair value of stock options assumed                             200,757
Acquisition costs                                                38,500
                                                            -----------
  Total consideration                                       $ 2,138,768
                                                            ===========

Cash                                                        $    96,315
Accounts receivable                                              42,397
Other current assets                                             20,037
Property and equipment and other noncurrent assets              503,214
Accounts payable and accrued liabilities                       (164,242)
Liabilities recorded in accordance with EITF Issue No. 95-3     (47,448)
Customer lists                                                  156,000
Goodwill                                                      1,532,495
                                                            -----------
                                                            $ 2,138,768
                                                            ===========

  The customer lists and goodwill are being amortized on a straight-line basis over four years. In connection with the acquisition of GlobalCenter, the Company announced plans to consolidate certain sales and administrative offices and stop certain IDC design and investigation projects in geographies where the combined companies had sufficient IDC capacity available. As a result of these plans, the Company recorded approximately $51.7 million in merger and restructuring related accruals during the quarter ended March 31, 2001. Certain of these accruals were included in the purchase of GlobalCenter in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and the remaining were recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company has not finalized its restructuring plans as of March 31, 2001. Any additional accruals in accordance with EITF Issue No. 95-3 will be recorded as an increase to goodwill and amortized over the remaining useful life. Any additional accruals in accordance with EITF 94-3 will be included in operating expenses. A summary of these accruals is as follows (in thousands):

                                                                                      Accrued
                                                           Total amount   Amount       as of
                                                             recorded      paid    March 31, 2001
                                                           ------------  -------  ---------------
Accruals in accordance with EITF Issue No. 95-3:
  Lease and contract termination costs                       $ 47,325    $ 2,430     $ 44,895
  Employee severance                                              123          -          123
                                                             --------    -------     --------
                                                             $ 47,448      2,430     $ 45,018
                                                             ========    =======     ========
Accruals in accordance with EITF Issue No. 94-3:
  Lease and contract termination costs                       $  4,112    $   507     $  3,605
  Employee severance                                              160          -          160
                                                             --------    -------     --------
                                                             $  4,272    $   507     $  3,765
                                                             ========    =======     ========

  Lease and contract termination and employee severance costs are expected to be paid by the end of fiscal 2001.

  The Company also recorded approximately $23.8 million in asset impairment charges related to the write-off of construction in progress, other property and equipment, other assets and approximately $2.5 million of expenses related to acquisition integration. The charges recorded in accordance with EITF Issue No. 94-3, the asset impairment charges and acquisition integration expenses are included in merger, restructuring and asset impairment charges in the accompanying condensed statement of operations for the three months ended March 31, 2001.

  In connection with the acquisition of GlobalCenter, the Company entered into two network services, marketing and cooperation agreements, one with Global Crossing Ltd. and the other with Asia Global Crossing Ltd., a company affiliated with Global Crossing Ltd. (collectively, Global Crossing). Under these agreements, the Company agreed for a period of ten years to purchase at least 50% of its future network needs outside of Asia and at least 60% of its future network needs in Asia from Global Crossing. Global Crossing agreed to use the Company as its exclusive provider of Web hosting services for a period of two years, and to provide the Company with preferred pricing on all network services and assets offered by Global Crossing.

  As part of the transaction, the Company agreed to form, and has since formed, a joint venture with Asia Global Crossing Ltd. to provide complex Web hosting and managed services in Asia. In March 2001, the Company formed the joint venture entity, EAP Ltd., as a Bermuda corporation and shares in the joint venture were issued to the Company (67%) and Global Crossing Ltd. (33%). Asia Global Crossing Ltd. will be the primary network provider for the joint venture in Asia. The Company will manage and operate the joint venture. The terms of this joint venture have not been finalized as of March 31, 2001.

  In February 2000, the Company acquired the assets of the Professional Services division of Network-1 Security Solutions, Inc. ("NSSI") and acquired all outstanding common stock of KeyLabs, Inc. ("KeyLabs"). In August 2000, the Company acquired Grenville Consulting Ltd. ("Grenville"). Each acquisition was accounted for as a purchase with the results of each acquired company's operations included in the Company's results of operations from the respective date of acquisition.

  The summary table below, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three-month periods ended March 31, 2001 and 2000 assuming KeyLabs, Grenville, and GlobalCenter had been acquired as of January 1, 2000 (in thousands, except per share data). The results of operations of NSSI have not been included as they were not significant.

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Revenue ...........................................   $ 348,658    $ 174,683
Net loss ..........................................   $(649,599)   $(100,653)
Basic and diluted net loss per share ..............   $   (1.19)   $   (0.21)
Shares used in pro forma per share computation.....     546,090      474,541

  The unaudited pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Note 6--Marketable Equity Securities and Investments

  On April 21, 2000, the Company invested in the common stock of Mirror Image, a privately held provider of content distribution services, for a cash payment of $75.0 million and 7,516,535 shares of its common stock. At close, the total investment was valued at approximately $391.6 million, including certain professional fees of approximately $6.5 million. Since the date of its investment in Mirror Image, the market capitalization of similar publicly traded companies has been highly volatile. As of March 31, 2001, such valuations were significantly below April 2000 levels. In April 2001, the Company completed a formal review process, which included obtaining an independent valuation, as to whether a decrease in the value of its investment in Mirror Image has occurred that was other than temporary. Based on its analysis and the independent valuation, the Company determined that the decline in value was other than temporary. Accordingly, the Company recorded a loss on impairment of the investment of approximately $390.3 million during the three months ended March 31, 2001.

  The Company regularly reviews its investment portfolio, which consists of both publicly traded and privately held companies, to determine if any declines in value are other than temporary. As a result of the Company's review during the three months ended March 31, 2001, the Company determined that some of its other investments had declines in value that were other than temporary. Accordingly, the Company recorded an additional impairment charge of approximately $5.1 million.

  During the three months ended March 31, 2001, the Company invested $25.0 million in voting convertible preferred stock of a third party provider of advanced global managed storage solutions. This investment is being accounted for under the equity method (See Note 3).

Note 7--Goodwill and Other Intangible Assets

  Goodwill and other intangible assets consisted of the following (in thousands):

                                                       March 31,       December 31,
                                                         2001              2000
                                                     -----------       ------------

Goodwill..........................................   $ 1,707,630        $  175,441
Customer lists....................................       194,493            38,492
Workforce in place................................        11,936            11,936
                                                     -----------        ----------
                                                       1,914,059           225,869
Less accumulated amortization.....................      (148,148)          (44,585)
                                                     $ 1,765,911        $  181,284
                                                     ===========        ==========

  Goodwill and other intangible assets are being amortized on a straight-line basis over a weighted average useful life of approximately 4 years.

Note 8--Convertible Subordinated Notes

  On February 5, 2001, the Company issued $500.0 million of 5 1/4 % convertible subordinated notes due February 15, 2008 (the "5 1/4% Notes") and on February 16, 2001, the Company issued an additional $75.0 million aggregate principal amount of the 5 1/4% Notes upon exercise of the underwriters' over allotment option. The aggregate net proceeds were approximately $485.4 million and $72.9 million, net of offering expenses, on the $500.0 million and $75.0 million aggregate principal amount, respectively. The 5 1/4% Notes are convertible into the Company's common stock at a conversion rate of 43.9464 shares per $1,000 principal amount of the 5 1/4% Notes, which is equal to a conversion price of approximately $22.76 per share, subject to adjustment in certain circumstances. The 5 1/4% Notes will not be subject to redemption by the Company prior to February 20, 2004, and generally will be redeemable by the Company on or after that date at the option of the Company, at the redemption prices set forth in the indenture to the 5 1/4% Notes. In the event of a Change in Control, as defined in the indenture for the 5 1/4% Notes, each holder of the 5 1/4% Notes has the right, subject to certain conditions and restrictions, to require the Company to repurchase the 5 1/4% Notes, in whole or in part, at a repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. Interest on the 5 1/4% Notes is payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2001. The 5 1/4% Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness, as defined in the indenture to the 5 1/4% Notes, and effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries. As of March 31, 2001, all principal amounts of the 5 1/4% Notes were outstanding.

Note 9--Common Stock Offering

On February 5, 2001, the Company completed a public offering of 13,000,000 shares of its common stock at a price of $18.50 per share, for aggregate net proceeds of approximately $229.4 million.

Note 10--Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     2001              2000
                                                                  ---------          ---------

Net loss..................................................        $(649,599)         $(68,005)
Unrealized gain (loss) on available for sale securities...          (11,449)            5,105
Impairment loss on available for sale securities..........            4,696                --
Foreign currency translation loss.........................          (30,266)              (37)
                                                                  ---------          --------
Comprehensive loss........................................        $(686,618)         $(62,937)
                                                                  =========          ========

  Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities, which are included in marketable equity securities on the condensed consolidated balance sheets, and cumulative translation adjustments. There was no significant tax effect related to the components of other comprehensive loss for the three-month periods ended March 31, 2001 and 2000.

Note 11--Segment Information

  The Company operates Internet Data Centers throughout the world. The Company establishes these Internet Data Centers using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each Internet Data Center provides the same Internet related services to a similar type of customer who may locate its servers in multiple Internet Data Centers. As a result, the Company believes these Internet Data Centers represent one reportable segment under the aggregation criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Internet Data Center operations primarily include services such as server infrastructure support, Internet connectivity, and managed services, including storage management and security.

  Professional services are an additional reportable segment. Professional services primarily include services such as network design and development, Internet-based and application development, and information technology strategy. The professional services segment's results of operations presented below include amortization of goodwill and other intangible assets.

  Financial information for the Company's reportable segments is presented below (in thousands):

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                    2001                   2000
                                                                                -----------              ---------
Revenue:
 Internet Data Centers..................................................          $ 267,953              $ 100,088
 Other..................................................................             48,448                  8,127
 Professional services..................................................             32,257                 24,256
                                                                                  ---------              ---------
  Total revenue.........................................................          $ 348,658              $ 132,471
                                                                                  =========              =========


Operating profit (loss):
 Internet Data Centers..................................................          $  90,163              $  14,295
 Other..................................................................              6,689                  1,969
 Professional services..................................................             (1,431)                 3,029
 Corporate areas........................................................           (288,328)               (50,228)
                                                                                  ---------              ---------
  Total operating loss..................................................          $(192,907)             $ (30,935)
                                                                                  =========              =========

Note 12--Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. To date, the Company's investments in derivative instruments and hedging activities have been insignificant. The Company adopted SFAS No. 133 in the first quarter of 2001, as required. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations.

Note 13--Subsequent Events

  On April 26, 2001, the Company announced that it would record a charge of less than $10 million in the quarter ending June 30, 2001 associated with plans to cut discretionary spending. This plan includes reducing our workforce by approximately 15% and a reduction in capital expenditures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve many risks and uncertainties, including those identified in the section entitled "Factors Affecting Future Results," which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Our forward-looking statements include our statements regarding our future financial performance and business. We undertake no obligation to release the results of any revisions to these forward-looking statements, which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures, in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

Overview

  Exodus Communications is the leading provider of Internet infrastructure outsourcing services for enterprises with mission-critical Internet operations. We offer complex Web hosting and managed and professional services to optimize the performance, reliability and scalability of our customers' Internet operations. As of March 31, 2001, we delivered our services through a worldwide network of 40 Internet Data Centers located in North America, Europe, Asia and Australia.

  We are the successor to a Maryland corporation that was formed in August 1992 to provide computer consulting services. We began offering server hosting and Internet connectivity in late 1995, opened our first dedicated Internet Data Center in August 1996 and introduced managed services in 1997 and professional services in 1998. As of March 31, 2001, we operated Internet Data Centers in the following major metropolitan areas: Atlanta, Austin, Boston, Chicago, Frankfurt, London, Los Angeles, Melbourne, New York, Seattle, Silicon Valley, Tokyo, Toronto and Washington, D.C.

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

Acquisitions

  As part of our effort to expand our business, we completed several acquisitions from October 1998 through January 2001. We acquired the following through purchase acquisitions: the assets of Arca Systems, Inc. in October 1998; American Information Systems, Inc. in February 1999; Cohesive Technology Solutions, Inc. in July 1999; Global Online Japan Co., Ltd. in December 1999; KeyLabs, Inc. in February 2000; the assets of the Professional Services Division of Network-1 Solutions, Inc. in February 2000; Grenville Consulting Ltd. in August 2000;

and GlobalCenter Holding Co. in January 2001. In addition, we completed a pooling of interests transaction with Service Metrics, Inc. in November 1999.

  On January 10, 2001, we acquired GlobalCenter Holding Co. ("GlobalCenter"), a provider of complex Internet hosting, from Global Crossing Ltd. GlobalCenter is now our wholly-owned subsidiary. The acquisition was accounted for as a purchase with GlobalCenter's results of operations included from January 1, 2001. We issued 108,157,200 shares of our common stock and assumed certain GlobalCenter and Global Crossing Ltd. stock options. The common stock issued was valued based on the average closing price of our common stock several days before and including January 10, 2001, the date of consummation. The stock options assumed were valued using the Black-Scholes option pricing model. A summary of the consideration paid and the preliminary allocation of the purchase price to net tangible and intangible assets acquired is as follows (in thousands):

Common stock                                                $ 1,899,511
Fair value of stock options assumed                             200,757
Acquisition costs                                                38,500
                                                            -----------
  Total consideration                                       $ 2,138,768
                                                            ===========

Cash                                                        $    96,315
Accounts receivable                                              42,397
Other current assets                                             20,037
Property and equipment and other noncurrent assets              503,214
Accounts payable and accrued liabilities                       (164,242)
Liabilities recorded in accordance with EITF Issue No. 95-3     (47,448)
Customer lists                                                  156,000
Goodwill                                                      1,532,495
                                                            -----------
                                                            $ 2,138,768
                                                            ===========

  The customer lists and goodwill are being amortized on a straight-line basis over four years. In connection with the acquisition of GlobalCenter, we announced plans to consolidate certain sales and administrative offices and stop certain IDC design and investigation projects in geographies where our combined companies had sufficient facilities. As a result of these plans, we recorded approximately $51.7 million in merger and restructuring related accruals during the quarter ended March 31, 2001. Certain of these accruals were included in the purchase of GlobalCenter in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and the remaining were recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). We have not finalized our restructuring plans as of March 31, 2001. Any additional accruals in accordance with EITF Issue No. 95-3 will be recorded as an increase to goodwill and amortized over the remaining useful life. Any Additional accruals in accordance with EITF 94-3 will be included in operating expenses. A summary of these accruals is as follows (in thousands):

                                                                                      Accrued
                                                           Total amount   Amount       as of
                                                             recorded      paid    March 31, 2001
                                                           ------------  -------  --------------
Accruals in accordance with EITF Issue No. 95-3:
  Lease and contract termination costs                       $ 47,325    $ 2,430     $ 44,895
  Employee severance                                              123          -          123
                                                             --------    -------     --------
                                                             $ 47,448      2,430     $ 45,018
                                                             ========    =======     ========
Accruals in accordance with EITF Issue No. 94-3:
  Lease and contract termination costs                       $  4,112    $   507     $  3,605
  Employee severance                                              160          -          160
                                                             --------    -------     --------
                                                             $  4,272    $   507     $  3,765
                                                             ========    =======     ========

  Lease and contract termination and employee severance costs are expected to be paid by the end of fiscal 2001.

  We also recorded approximately $23.8 million in asset impairment charges related to the write-off of construction in progress, other property and equipment, other assets and approximately $2.5 million of expenses related to acquisition integration. The charges recorded in accordance with EITF Issue No. 94-3, the asset impairment charges and acquisition integration expenses are included in merger, restructuring and asset impairment charges in the accompanying condensed statement of operations for the three months ended March 31, 2001.

  In connection with the acquisition of GlobalCenter, we entered into two network services, marketing and cooperation agreements, one with Global Crossing Ltd. and the other with Asia Global Crossing Ltd., a company affiliated with Global Crossing Ltd. (collectively, Global Crossing). Under these agreements, we agreed for a period of ten years to purchase at least 50% of our future network needs outside of Asia and at least 60% of our future network needs in Asia from Global Crossing. Global Crossing agreed to use us as its exclusive provider of Web hosting services for a period of two years, and to provide us with preferred pricing on all network services and assets offered by Global Crossing.

  As part of the transaction, we agreed to form, and have since formed, a joint venture with Asia Global Crossing Ltd. to provide complex Web hosting and managed services in Asia. In March 2001, we formed the joint venture entity, EAP Ltd., as a Bermuda corporation and shares in the joint venture were issued to us (67%) and Asia Global Crossing Ltd. (33%). Asia Global Crossing Ltd. will be the primary network provider for the joint venture in Asia. We will manage and operate the joint venture. The terms of this joint venture have not been finalized as of March 31, 2001.

Investments

  We maintain an investment portfolio primarily consisting of equity investments in publicly traded and privately held companies. We regularly review our investment portfolio to determine if any declines in value are other than temporary. As a result of our review during the three months ended March 31, 2001, we determined that our investments in Mirror Image and other companies had declines in value that were other than temporary. Accordingly, we recorded an impairment charge of approximately $395.4 million in our results of operation.

Common Stock Offering

  On February 5, 2001, we completed a public offering of 13,000,000 shares of our common stock at a price of $18.50 per share for net proceeds of approximately $229.4 million.

Convertible Subordinated Debt Offering

  On February 5, 2001, we issued $500.0 million of 5 1/4% convertible subordinated notes due February 15, 2008 (the "5 1/4% Notes") and on February 16, 2001, we issued an additional $75.0 million aggregate principal amount of the 5 1/4% Notes upon exercise of the underwriters over allotment option. The aggregate net proceeds were approximately $485.4 million and $72.9 million, net of offering expenses on the $500.0 million and $75.0 million aggregate principal amounts, respectively. The 5 1/4% Notes are convertible into our common stock at a conversion rate of 43.9464 shares per $1,000 principal amount of the 5 1/4% Notes, which is equal to a conversion price of approximately $22.76 per share, subject to adjustment in certain circumstances. The 5 1/4% Notes are not redeemable at our option prior to February 20, 2004, and generally are redeemable on or after that date at our option at the redemption prices set forth in the indenture to the 5 1/4% Notes. In the event of a Change in Control, as defined in the indenture for the 5 1/4% Notes, each holder of the 5 1/4% Notes has the right, subject to certain conditions and restrictions, to require us to repurchase the 5 1/4% Notes, in whole or in part, at a repurchase price of 100% of the principal amount, plus accrued interest to the repurchase date. Interest on the 5 1/4% Notes is payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2001. The 5 1/4% Notes are unsecured obligations and are subordinated to all existing and future Senior Indebtedness, as defined in the indenture to the 5 1/4% Notes, and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. As of March 31, 2001, all principal amounts of the 5 1/4% Notes were outstanding.

Leverage and Debt Obligations

  We have a high degree of leverage to fund our capital expenditures, acquisitions and business expansion in general. As of March 31, 2001, our debt obligations were as follows:

                                                                          Balance at
Convertible Subordinated Notes:                Maturity Date            March 31, 2001
-------------------------------                -------------            --------------
  5% Notes                                         2006               $   52.8  million
  4 3/4% Notes                                     2008               $  500.0  million
  5 1/4% Notes                                     2008               $  575.0  million

Senior Notes:
  Dollar-denominated 11 1/4% Notes                 2008               $  275.0  million
  Euro-denominated 11 3/8% Notes                   2008               $  176.0  million  (Euro 200 million)
  Dollar-denominated 10 3/4% Notes                 2009               $  375.0  million
  Euro-denominated 10 3/4% Notes                   2009               $  110.0  million  (Euro 125 million)
  Dollar-denominated 11 5/8% Notes                 2010               $1,000.0  million

Other Debts:                                       varies             $  407.1  million
                                                                      --------

  Total Debts                                                         $3,470.9  million
                                                                      ========

  We intend to continue to expand our network of Internet Data Centers domestically and internationally to meet the demand for our services. Prior to building an Internet Data Center in a new geographic region, we employ various means to evaluate the market opportunity in a given location, including market research on Internet usage statistics, pre-selling services into the proposed market and analysis of specific financial criteria. At least six months is required to select an appropriate location for an Internet Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire operations and sales personnel needed to conduct business at that site. Expenditures related to an Internet Data Center commence well before it opens, and expenses continue for an extended period until break-even capacity utilization at each site. As a result, we expect individual Internet Data Centers to experience losses for at least a year from the initial customer installation. We experience further losses from investments in sales personnel who test markets that may not be able to sustain an Internet Data Center. We expect these expenditures to continue and to contribute to significant losses for the foreseeable future. See "Factors Affecting Future Results--Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources."

  Since we began to offer server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each fiscal quarter and year through the first fiscal quarter of 2000 and the current quarter. As of March 31, 2001, we had an accumulated deficit of approximately $1.1 billion. The revenue and income potential of our business are unproven, and our limited operating history makes an evaluation of our prospects difficult. We intend to invest in new Internet Data Centers, network capacity, product development, and sales and marketing programs in the long term. Although we achieved EBITDA positive results (excluding impact of adopting SAB No. 101 in fiscal 2000) for each quarter of 2000 and in the current quarter, we believe that we will continue to experience losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management services, we encounter risks, expenses and difficulties that affect our business and future prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or, if we do become profitable, that we will sustain profitability. See "Factors Affecting Future Results--Our short operating history and heavy losses make our business difficult to evaluate."

Results of Operations

  The following table sets forth certain statement of operations data as a percentage of total revenue for the three-month periods ended March 31, 2001 and 2000. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements included in our 2000 Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q. These operating results are not indicative of the results to be expected for any future period.

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months
                                                                    Ended March 31,
                                                               ------------------------
                                                                2001              2000
                                                               ------            ------

Revenue
 Service revenue ........................................        86%                94%
 Other revenue ..........................................        14%                 6%
                                                               ----               ----
  Total revenue .........................................       100%               100%
                                                               ----               ----

Cost of revenue
 Cost of service revenue ................................        61%                66%
 Cost of other revenue ..................................        12%                 5%
                                                               ----               ----
  Total cost of revenue .................................        73%                71%
                                                               ----               ----
  Gross profit ..........................................        27%                29%
                                                               ----               ----


Operating expenses:
 Marketing and sales ....................................        19%                23%
 General and administrative .............................        22%                20%
 Product development ....................................         2%                 3%
 Amortization of goodwill and other intangible assets ...        30%                 6%
 Merger, restructuring and asset impairment
  charges................................................         9%                 -
                                                               ----               ----
  Total operating expenses ..............................        82%                52%
                                                               ----               ----
  Operating loss ........................................       (55%)              (23%)
                                                               ----               ----

Interest and other income (expense):
 Interest income ........................................         4%                10%
 Interest expense .......................................       (20%)              (29%)
 Loss on equity method ..................................        (1%)                -
  investments
 Loss on impairment of ..................................      (113%)                -
  investments
 Other expense, net......................................        (1%)               (3%)
                                                               ----               ----
  Total interest and other expense, net .................      (131%)              (22%)
                                                               ----               ----


Net loss before cumulative effect of change in accounting      (186%)              (45%)
 principle ..............................................
Cumulative effect of change in accounting
 principle...............................................        (0%)               (6%)
                                                               ----               ----
Net loss ................................................      (186%)              (51%)
                                                               ====               ====


 Revenue

  Service revenue consists of: (i) monthly fees from Internet Data Center ("IDC") services, which include networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, managed Web hosting, Web application management, and related installation services; (ii) fees for professional consulting services; and (iii) fees from the rental of equipment under operating leases. Other revenue consists of fees from the sale of equipment (including equipment leased under sales type leases) and licenses.

  We adopted Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue
Recognition in Financial Statements, during fiscal 2000. Prior to the adoption of SAB 101, we recognized revenue for installation services upon completion of the services and the associated costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the three months ended March 31, 2000, and is reflected as the cumulative effect of change in accounting principle.

 Service Revenue

  Service revenue increased to $300.2 million for the three-month period ended March 31, 2001 from $244.7 and $124.3 million for the three-month periods ended December 31, 2000 and March 31, 2000, respectively, increases of 23% and 141%. The revenue growth reflects increases in hosting, network services and managed services, as a result of increases in new customers, orders for additional services from existing customers, increased traffic as well as new revenue arising from our managed services group, including storage management, security services, content distribution, managed hosting and web application management. Service revenue directly attributable to IDCs increased to $268.0 million in the three months ended March 31, 2001 from $211.8 million and $100.1 million for the three month periods ended December 31, 2000 and March 31, 2000 respectively, for increases of 26% and 168%. We operated 40 IDCs as of March 31, 2001 as compared with 30 and 21 at December 31, 2000 and March 31, 2000, respectively. We served approximately 4,500 IDC customers at March 31, 2001, compared with approximately 4,000 and 2,800 at December 31, 2000 and March 31, 2000. During the quarter, we won a number of new customers and acquired others through our acquisition of GlobalCenter.

  Professional service revenue was $32.3 million for the three months ended March 31, 2001 compared with $32.9 million and $24.3 million for the three months ended December 31, 2000 and March 31, 2000, respectively. The increase from the first quarter of 2000 to the first quarter of 2001 primarily reflects sales to new customers and increased product offerings. Professional service revenue decline slightly in the first quarter of 2001, compared to the fourth quarter of 2000 due to a slight decline in nonrecurring professional service projects, which is attributable to the general economic downturn.

  We expect our revenue to increase, as a result of expansion of our customer base and increased sales to existing customers. This increase will be offset in part by customers going out of business or downsizing or terminating their Internet operations due to a variety of factors including the current economic environment.

 Other Revenue

  Other revenue increased to $48.4 million for the three-month period ended March 31, 2001 from $8.1 million in the same period of the prior year, an increase of 496%. The increase relates primarily to the sale of a worldwide license to operate the DataVault services business, and all assets related to that business in December 2000. In the first quarter of 2001, we recognized approximately $15.4 million of revenue related to the sale of the DataVault asset and we recognized approximately $6.1 million of revenue related to the sale of the worldwide license to operate the DataVault services business. The total consideration attributed to the license of the DataVault service business was approximately $54.5 million, consisting of approximately $29.5 million in cash and future payments and approximately $25.0 million in convertible preferred stock. We will recognize the license revenue ratably over the estimated two year life of the license. The remaining increase in other revenue was due to increased equipment sales in the first quarter of 2001 compared to the first quarter of 2000. The increase in equipment revenue is due to an increase in new customers requiring equipment and increased overall business demand for our products and services.

 Cost of Revenue

  Our cost of revenue is comprised of the costs for salaries and benefits for our customer service personnel, network engineers and professional services personnel, depreciation and amortization, rent, consultants' fees, costs of network and local telecommunications circuits, interconnections to other networks, repairs and utilities related to our IDCs and other sites, and costs of third-party equipment sold or rented to customers, including costs to vendors under reseller agreements.

 Cost of Service Revenue

  Cost of service revenue increased to $214.5 million for the three-month period ended March 31, 2001 from $157.9 million and $88.1 million for the three-month periods ended December 31, 2000 and March 31, 2000, an increase of 36% and 143%, respectively. Our cost of service revenue as a percentage of service revenue was 71% as compared with 65% and 71% for the three-month periods ended December 31, 2000 and March 31, 2000, respectively. The increase in cost of service revenue in absolute dollars was the result of increased facilities, rent and occupancy expenses due to an increased number of operating IDCs, increased depreciation related to building and expanding IDCs, transit and local loop connectivity costs, which were spent to connect the GlobalCenter IDCs to our network, compensation expenses for additional employees in customer service and professional service and increased expense for additional backbone capacity and bandwidth usage on our network and from our network to other networks. The increases in cost of service revenue as a percentage of total revenue from the fourth quarter of 2000 related primarily to the increased costs associated with connecting the GlobalCenter IDCs to our network, and increased capacity caused by the general economic downturn. We expect that in 2001, cost of service revenue will increase in absolute dollars as we expect our business will continue to grow. We expect that this increase will be partially offset by our recently instituted efforts to cut cost.

 Cost of Other Revenue

  Cost of other revenue increased to $41.8 million for the three-month period ended March 31, 2001 from $31.5 million and $6.2 million in the three-month periods ended December 31, 2000 and March 31, 2000, an increase of 32% and 578%, respectively. Our cost of other revenue as a percentage of other revenue was 86% for the three-month period ended March 31, 2001 as compared with 88% and 76% for the three-month periods ended December 31, 2000 and March 31, 2000, respectively. The increase in cost of other revenue in absolute dollars was due to the sale of assets related to the DataVault service business. The increase in cost of other revenue was also due to increased equipment sales as a result of an increased number of customers related to the acquisition of GlobalCenter and increased overall business demand. The fluctuation in cost of other revenue as a percentage of other revenue resulted from competitive pricing terms on equipment sales.

 Marketing and Sales

  Marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees, marketing programs and promotions, training and travel and entertainment expenses.

  Our marketing and sales expenses increased to $67.3 million for the three-month period ended March 31, 2001 from $53.6 million and $30.9 million for the three-month periods ended December 31, 2000 and March 31, 2000, for increases of 26% and 118%, respectively. Our marketing and sales expenses as a percentage of revenue decreased to 19% for the three-month period ended March 31, 2001 from 23% for the same period of the prior year and remained consistent with the three-month period ended December 31, 2000. The increase in marketing and sales expenses in absolute dollars was due to additional headcount and commission expense, which were primarily related to the acquisition of GlobalCenter and increased revenue, respectively. Furthermore, marketing and sales expenses included increased travel expenses due to additions of sales personnel and increases in marketing program expenses. The decrease in marketing and sales expenses as a percentage of revenue from the first quarter of 2000 was due to the emergence of economies of scale as a result of our investments in marketing and sales expenses in previous periods. We expect marketing and sales expenses will increase in absolute dollars as we expect our business will continue to grow. We expect this increase will be partially offset by our efforts to reduce costs as we manage our cost structure in the current economic environment.

 General and Administrative

  General and administrative expenses are primarily comprised of salaries and benefits for our administrative and management information systems personnel, consulting fees, recruiting fees, legal and accounting fees, travel expenses and expenses associated with uncollectible amounts due from customers.

  General and administrative expenses increased to $78.1 million for the three-month period ended March 31, 2001 from $54.7 million and $26.6 million for the three-month periods ended December 31, 2000 and March 31, 2000, for increases of 43% and 193%, respectively. Our general and administrative expenses as a percentage of revenue increased to 22% for the three-month period ended March 31, 2001 from 19% and 20% for the three-month periods ended December 31, 2000 and March 31, 2000, respectively. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue was a result of increased bad debt expense associated with uncollectible amounts, increased headcount related to the acquisition of GlobalCenter, increased costs associated with our facilities and increased professional fees. We expect general and administrative expenses will remain flat or increase slightly in absolute dollars as our business continues to grow. This increase will be offset in part by our attempts to reduce operating expenses and manage our cost structure in the current economic environment.

 Product Development

  Product development expenses consist primarily of salaries and benefits for our product development personnel and fees paid to consultants.

  Product development expenses increased to $5.8 million for the three-month period ended March 31, 2001 from $3.1 million and $3.9 million for the three-month periods ended December 31, 2000 and March 31, 2000, respectively, for increases of 91% and 51%, respectively. Our product development expenses as a percentage of revenue were 2% for the three-month period ended March 31, 2001, compared with 1% and 3% for the three-month periods ended December 31, 2000 and March 31, 2000, respectively. The increase in product development expenses in absolute dollars was a result of increased compensation expenses associated with the hiring of additional personnel to develop our expanded service offerings in managed web hosting products, and higher depreciation expense. The increase in compensation and depreciation expenses represented approximately 72% and 90% of the increase in product development expenses from the three-month periods ended December 31, 2000 and March 31, 2000, respectively. The decrease in product development expenses as a percentage of revenue from the first quarter of 2001 to the same period in the preceding year was due the emergence of economies of scale as a result of our investments in product development in previous periods. We expect that product development expenses will remain flat or increase slightly in absolute dollars as our business continues to grow. This increase will be partially offset by our attempts to reduce operating expenses and manage our cost structure in the current economic environment.

 Amortization of Goodwill and Intangible Assets

  As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca Systems, Inc. in October 1998; American Information Systems, Inc. in February 1999; Cohesive Technology Solutions, Inc. in July 1999; Global Online Japan Co., Ltd. in December 1999; KeyLabs, Inc. in February 2000; the assets of the Professional Services Division of Network-1 Solutions, Inc. in February 2000; Grenville Consulting Ltd., in August 2000; and GlobalCenter in January 2001. In connection with those acquisitions, we have recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was approximately $103.6 million, $9.4 million and $7.8 million for the three-month periods ended March 31, 2001, December 31, 2000 and March 31, 2000, respectively. These intangibles are being amortized on a straight-line basis over a weighted average useful life of approximately 4 years. We expect amortization related to goodwill and other intangible assets will increase in absolute dollars due to the full quarter of amortization expense related to the acquisition of GlobalCenter.

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

 Merger, restructuring and asset impairment charges

In connection with the GlobalCenter purchase, we announced plans to consolidate certain sales and administrative offices and to stop certain Internet Data Center design and investigation projects in geographies where the combined company had sufficient facilities. We determined that the execution of these activities would maximize efficiencies of the combined entity. As a result, we recorded merger, restructuring and asset impairment charges of $30.6 million in the first quarter of 2001. The merger, restructuring and asset impairment charges included approximately $23.8 million related to the write-off of construction in progress, other property and equipment and other assets, $4.3 million of lease and contract termination costs, employee severance and $2.5 million of expenses related to acquisition integration. We expect in the three-month period ending June 30, 2001 to record a restructuring charge of less than $10 million in connection with a reduction in force.

 Interest Income

  Interest income was $14.1 million in the first quarter of 2001, compared with $17.5 million and $13.1 million in the three-month periods ended December 31, 2000 and March 31, 2000. The fluctuations in interest income relates to changes in our average cash balance and the prevailing interest rates. We expect that interest income will decrease as we continue to fund daily operations.

 Interest Expense

  Interest expense increased to $70.4 million in the three-month period ended March 31, 2001 from $59.9 million and $41.9 million for the three-month periods ended December 31, 2000 and March 31 2000. The increases reflect our issuance of $1.0 billion of 11 5/8% senior notes and Euro 200.0 million ($175.9 million) of 11 3/8% senior notes in July 2000, our borrowing of $150.0 million under a senior secured credit facility in October 2000, other bank borrowings for our Japanese subsidiary of approximately $56.7 million in December 2000, and $575 million of 5 1/4% of convertible subordinated notes issued in February 2001, and increased borrowings as we entered into equipment loans and lease agreements to finance construction of IDCs. Partially offsetting this increase was an aggregate interest expense of approximately $3.2 million for payments made to holders of approximately $177.4 million of 5% subordinated notes who converted their notes to 31,081,006 shares of common stock in March 2000. We recorded an aggregate interest expense of approximately $3.2 million for payments made to the holders in connection with March 2000 conversions. We expect that for 2001, interest expense will continue to increase in absolute dollars to reflect the impact of a full year of interest expense for the debt raised in February 2001.

  Loss on Equity Method Investments

  For the three months ended March 31, 2001, we incurred losses of approximately $1.7 million from our investment in voting convertible preferred stock of a privately held company over which we exercise a significant influence.

  Loss on Impairment of Investments

  For the three months ended March 31, 2001, we incurred losses on our equity investments of approximately $395.4 million. The losses primarily related to our investment in Mirror Image, Inc.

  On April 21, 2000, we purchased shares of common stock of Mirror Image, a privately held provider of content distribution services, for $75.0 million cash and 7,516,535 shares of our common stock. At close, the total investment was valued at approximately $391.6 million, including professional fees of approximately $6.5 million. Since the date of our investment in Mirror Image, the market capitalization of similar publicly traded companies has been highly volatile. As of March 31, 2001, such valuations were significantly below April 2000 levels. In April 2001, we completed a formal review process, which included obtaining an independent valuation, as to whether a decrease in the value of our investment in Mirror Image had occurred that was other than temporary as of March 31, 2001. Based on our analysis and the independent valuation, we determined that the decline in value was other than temporary. Accordingly, we recorded a loss on impairment of the investment of approximately $390.3 million during the three months ended March 31, 2001.

  We regularly review our investment portfolio, which consists of both publicly traded and privately held companies, to determine if any other declines in value are other than temporary. As a result of our review during the three months ended March 31, 2001, we determined that some of our other investments had declines in value that were other than temporary. Accordingly, we recorded an additional impairment charge of approximately $5.1 million.

  Other Income (Expense), Net

  Net other expense was $3.3 million for the three-month period ended March 31, 2001 as compared with other income of $7.7 million and other expense of $3.6 million for the three-month periods ended December 31, 2000 and

March 31, 2000. Other income (expense), net relates primarily to net gains or losses on foreign currency transactions and realized gains or losses on investments. The change in the first quarter of 2001 from both the first and fourth quarters of 2000 relates primarily to the movement of exchange rates against the dollar. At March 31, 2001, other expense related primarily to net losses on foreign currency transactions partially offset by a realized gain of approximately $800,000 from an investment.

 EBITDA

  "EBITDA" represents income (loss) before net interest and other income (expense), income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges, including but not limited to losses on disposal of fixed assets, gains or losses on equity investments, losses on impairment of investments, and merger, restructuring and asset impairment charges. EBITDA profit was approximately $5.5 million for the three-month period ended March 31, 2001 compared to an EBITDA profit of approximately $26.5 million for the three months ended December 31, 2000 and approximately $7.9 million EBITDA loss for the three months ended March 31, 2000. The increase in the level of EBITDA from the first quarter of 2000 was primarily due to economies of scale generated by increased revenue. The increase in revenue was partially offset by related increases in the costs of that revenue as well as increased operating expenses. The decrease in EBITDA from the fourth quarter of 2000 was primarily related to the acquisition of GlobalCenter. The IDCs acquired from GlobalCenter and GlobalCenter's operations overall historically had significant EBITDA losses.

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

 Liquidity and Capital Resources

  From inception through March 31, 2001, we financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, a public offering of common stock in February 2001, our senior notes offerings in July 1998, June 1999, December 1999 and July 2000, our convertible subordinated notes offerings in March 1999, December 1999 and February 2001, our senior credit facility in October 2000, and through various types of equipment loans, lease lines and working capital lines of credit. At March 31, 2001, our principal source of liquidity was approximately $1.0 billion in cash and cash equivalents.

  On October 31, 2000, we entered into a senior secured credit facility with a syndicate of banks under which, subject to our compliance with our existing indentures, compliance with financial covenants and the satisfaction of customary borrowing conditions, we will be permitted to borrow up to $600.0 million, depending on qualifying accounts receivable balances and meeting certain debt covenants. The credit agreement provides a revolving credit facility in the aggregate amount of $225.0 million and two term loan facilities in the aggregate amount of $375.0 million. We borrowed an initial $150.0 million against one of the term loan facilities on October 31, 2000. This and our other existing financing arrangements require us to maintain specific financial ratios and comply with covenants requiring minimum financial results, including EBITDA amounts, and restricting our ability to incur debt, incur liens, make investments, sell assets, incur capital expenditures and make restricted payments. As of March 31, 2001, we were in compliance with all such covenants as well as those under our other agreements.

  In February 2001, we issued $575.0 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 15, 2008. Our aggregate net proceeds of this offering were approximately $558.3 million after deducting offering expenses. Concurrent with our offering of 5 1/4% convertible notes, we sold 13,000,000 shares of common stock at $18.50 per share, and received net proceeds of approximately $229.4 million.

  As of March 31, 2001, borrowings under our outstanding credit facility, equipment loans and lines of credit, capital lease obligations, mortgages and senior and convertible notes were approximately $3.5 billion.

  Net cash used in operating activities for the three-month period ended March 31, 2001 was approximately $103.9 million, primarily due to continued losses, increases in accounts receivable and decreases in accrued interest payable. This was partially offset by depreciation and amortization, noncash merger, restructuring and asset impairment charges recorded in connection with the acquisition of GlobalCenter, and non-cash charges related to the loss on impairment of Mirror Image and other equity investments. This compares to net cash used for operating activities for the three-month period ended March 31, 2000 of approximately $21.1 million, which was primarily due to net losses and increases in accounts receivable and prepaid expenses and other assets, offset in part by depreciation and amortization and increases in accounts payable, accrued expenses and accrued interest payable.

  Net cash used for investing activities for the three months ended March 31, 2001 was approximately $461.4 million primarily due to capital expenditures for the construction of IDCs, offset in part by the cash acquired in the GlobalCenter acquisition. This compares to net cash used for investing activities for the three months ended March 31, 2000 of approximately $160.5 million which was due to capital expenditures for the construction of IDCs and an increase in restricted cash equivalents, offset in part by a release of restricted cash equivalents.

  Net cash provided by financing activities for the three-month period ended March 31, 2001 was approximately $817.7 million, primarily due to the proceeds from the convertible debt and common stock issued in February 2001 and proceeds from a bank loan in March 2001. This compares to net cash provided by financing activities for the three-month period ended March 31, 2000 of approximately $34.5 million which was primarily due to the proceeds from the issuance of common stock.

  As of March 31, 2001, we had commitments under capital leases and under noncancelable operating leases of approximately $2.9 billion through 2016.

  In July 1998, we entered into an agreement with a telecommunications company to obtain telecommunications services for a period of 36 months with a minimum commitment of approximately another $500,000 per month.

  In January 1999, we entered into another agreement with a telecommunications company to obtain telecommunications services for a period of 60 months with a minimum commitment of $1.0 million per month.

  In August 1999, we entered into a capacity purchase agreement with a second telecommunications company. The agreements provide for a total potential outlay of up to $105.0 million for fiber capacity and related maintenance covering approximately 25 years. As of March 31, 2001, we had paid approximately $40.6 million, related to these agreements, which is included in other assets in the accompanying balance sheets.

  We may enter into additional equipment loans and capital leases as we expand our operations.

  There can be no assurance that we will be successful in generating sufficient cash flows to support our operations or sustain our continued growth at our current rate. See "Factors Affecting Future Results--Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources."

Factors Affecting Future Results

Our short operating history and heavy losses make our business difficult to evaluate.

  Our limited operating history and the pace of change in our business make evaluating our business operations and our prospects difficult. We have incurred operating losses each fiscal quarter and year since 1995. Our accumulated deficit was approximately $1.1 billion at March 31, 2001. We anticipate continuing our investments in new IDCs and network infrastructure, product development, sales and marketing programs, and personnel. As a result, we believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenue in recent periods, this growth rate is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or annual basis.

Our operating results have fluctuated widely, and we expect this to continue.

  We have experienced significant fluctuations in our results of operations on a quarterly and annual basis. We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, many of which are outside of our control, including:

  . demand for and market acceptance of our services;

  . reliable continuity of service and network availability;

  . the ability to increase bandwidth as necessary, both on our network and at our interconnection points with other networks;

  . costs related to the acquisition of network capacity and arrangements for interconnections with third-party networks;

  . customer retention and satisfaction, including customers terminating their services as a result of their own financial difficulties or their decisions to downsize their Internet operations;

  . capacity utilization of our Internet Data Centers;

  . the timing, magnitude and integration of acquisitions of complementary businesses and assets, including our recent acquisition of GlobalCenter;

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

  . licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

  . market value fluctuations in our investments.

  In addition, a relatively large portion of our expenses are fixed, particularly our expenses for telecommunications capacity, depreciation, interest, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. Furthermore, if we were no longer able to offer third-party products with our service offerings, our product development costs could increase significantly to meet anticipated customer demand for new complimentary services. Finally, many of our customers are emerging growth companies or recently created Internet-centric divisions of existing well established companies, which may have negative cash flows and/or whose Internet ventures may not be well received, so we may not be able to collect receivables on a timely basis or at all.

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

  Successful integration of GlobalCenter into Exodus depends, in significant part, on the continued services of GlobalCenter management personnel and of its key technical and sales personnel. Many members of GlobalCenter's former management team have terminated their relationships with GlobalCenter. We also recently have announced reductions in force effective throughout the organization. These departures could harm our ability to manage GlobalCenter's business and our combined operations. Losing these personnel could slow or prevent us from realizing any benefits of acquiring GlobalCenter.

  In recent periods, GlobalCenter increased its spending on investment in Internet Data Centers, network capacity and personnel, which could result in net losses in excess of historically reported results. We have recently announced the delayed or halted opening of certain Internet Data Centers. If we are unable to realize revenue increases as a result of our acquisition, we will not realize some of the benefits of the acquisition and our financial results will be harmed.

We may not achieve expected benefits of our joint venture agreement with Asia Global Crossing.

  In September 2000, we agreed to form a joint venture with Asia Global Crossing Ltd., for the purpose of providing our services in Asia. In March 2001, we formed the joint venture entity, EAP Ltd., as a Bermuda corporation. To date, negotiations have been lengthy and complex, and we are continuing to work toward developing the joint venture. Further delays in development of the joint venture will postpone potential realization of any of the benefits we expected to achieve from the joint venture. Furthermore, if we are unable to form business partnerships among local Asian entities and the joint venture, we may have difficulty penetrating individual Asian markets. If the joint venture is not fully developed or is terminated after formation, we also could face additional competition in Asia.

We may experience difficulty in integrating the acquisitions that we have recently completed, which could harm our operating results.

  The challenges of integrating the operations of Exodus and GlobalCenter will be increased by our ongoing efforts to integrate our other recent acquisitions. For example, in November 1999 we acquired Service Metrics, an Internet monitoring applications and services company, and in December 1999 we acquired Global OnLine Japan, an Internet solutions provider in the Japanese market. In February 2000, we acquired both KeyLabs, Inc., a provider of e-business testing services, and the Professional Services Division of Network-1 Security Solutions, Inc. In August 2000, we acquired Grenville Consulting UK Limited, a professional services organization based in the United Kingdom. We anticipate that we may acquire other businesses and assets and add complementary technologies and personnel in order to expand our business. The integration of multiple organizations requires a substantial amount of management resources and attention. If we fail to integrate and manage acquired businesses, retain their employees and customers, or address new markets associated with the acquired businesses, our business and financial results will be harmed.

Our rapid expansion produces a significant strain on our business and requires us to expend substantial resources.

  One of our key strategies is to expand our network by opening additional Internet Data Centers in geographically diverse locations. To expand successfully, we must be able to assess markets, locate and secure new Internet Data Center sites, install telecommunications circuits and equipment and Internet Data Center facilities, and establish additional interconnections with Internet service providers. We must also continue to improve our operational and financial systems and expand, train and manage our employee base.

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

  Our debt is substantial. As of March 31, 2001, it included:

                                                                         Balance at
Convertible Subordinated Notes:                Maturity Date           March 31, 2001
-------------------------------                -------------           ----------------
  5% Notes                                         2006               $   52.8  million
  4 3/4% Notes                                     2008               $  500.0  million
  5 1/4% Notes                                     2008               $  575.0  million

Senior Notes:
  Dollar-denominated 11 1/4% Notes                 2008               $  275.0  million
  Euro-denominated 11 3/8% Notes                   2008               $  176.0  million  (Euro 200 million)
  Dollar-denominated 10 3/4% Notes                 2009               $  375.0  million
  Euro-denominated 10 3/4% Notes                   2009               $  110.0  million  (Euro 125 million)
  Dollar-denominated 11 5/8% Notes                 2010               $1,000.0  million

Other Debts:                                       varies             $  407.1  million
                                                                      --------

  Total Debts                                                         $3,470.9  million
                                                                      ========

  We may add additional long-term debt, equipment loans, lease lines of credit, mortgages or other financing arrangements to finance capital expenditures for our Internet Data Centers, working capital and equipment. It is possible that we may be unable to generate cash sufficient to pay the principal and interest on our debt when due.

  Our substantial leverage could harm us by:

  . increasing our vulnerability to general adverse economic and industry conditions;

  . limiting our ability to obtain additional financing;

  . requiring a substantial portion of cash flow from operations for debt service, thereby reducing cash flow available for other purposes, including service expenditures;

  . limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

  . placing us at a disadvantage compared to our competitors with less leverage or better access to capital.

We are subject to restrictive covenants in our indentures and our credit facility that limit our flexibility in managing our business.

  Our senior notes, convertible subordinated notes and senior secured credit facility contain restrictions on our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by substantially all of our assets. The existing financing arrangements require, and future financing arrangements are likely to require, that we maintain specific financial ratios, including certain quarterly operating results, and comply with covenants restricting our ability to incur debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. For example, these covenants may restrict us from financing capital expenditures with debt. Our failure to comply with those covenants or our inability to have them waived or modified, if necessary, may have a material adverse affect on our business and our ability to adjust to changing conditions.

Some of our customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and may fail over the long term and some of our other customers that are non-Internet based businesses may scale back or discontinue their Internet operations.

  Approximately 38% of our monthly recurring revenue during the first quarter 2001 was derived from customers that we classify as emerging Internet-based businesses, and we expect that a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers and an uncertain economic climate, including the inability to raise capital, make their continued viability uncertain. Some of these customers have encountered financial difficulties and/or gone out of business. In the future, others may do so, and reduce or terminate the services they receive from us, fail to pay for our services or delay payment. If these payment difficulties are substantial, our business and financial results could be harmed.

The success of our business depends on the overall demand for information technology and services, and Internet Data Center services in particular.

  Our success depends on the growth of overall demand for information technology and services, particularly in the market for Internet system and network management solutions for enterprises with mission-critical Internet operations. Our business is affected by general economic and business conditions throughout the world. A softening of demand for Internet infrastructure services and information technology and services caused by a weakening of the global economy in general or the U.S. economy in particular, or the lack of success of certain new business models or lines of business that depend on the Internet, may result in decreased revenue or slower growth for us. Recently, we have determined that such a softening of demand has occurred, and if such trend continues, our growth will slow, our revenue may decrease and our financial results will be harmed.

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

  The market for Internet system and network management solutions has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. This market may not prove to be viable or, if it becomes viable, may not continue to grow. We currently incur costs greater than our revenue. If we cannot retain or grow our customer base, we will not be able to increase our sales and revenue or create economies of scale to offset our fixed and operating costs. Our future growth depends on the willingness of enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be adversely affected. In addition, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings and delivery.

Accounting principles relating to revenue recognition, business combinations and other topics relevant to our business, and our application of those principles, may change.

  In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which we adopted in 2000. This guidance may continue to evolve. In addition, applying revenue recognition principles to a business like ours is complex. This complexity is in part a function of the continual interpretation of accounting principles by accounting standard setters. In addition, changes in our relationships with particular customers may require us to change how we account for revenue from those customers. These changes could have a material adverse effect on the timing of revenue recognition and could adversely affect our financial condition and results of operations.

  Similarly, our relationships with companies in which we have equity investments are sometimes complex and may change over time. Upon the establishment of a relationship, we determine how to account for the investment and other financial aspects of the relationship. If our relationship with these companies changes, we may be required to change the manner by which we account for these relationships. Changes in accounting treatment that may result from evolving relationships with our partners could have a material adverse effect on our financial condition and results of operations.

Some of our investments in portfolio companies may lose value or may become impaired.

  We have investments in technology companies, many of which are privately held companies in a development stage. Some of our investments in private companies have become liquid through initial public offerings or acquisitions, and the carrying values of these investments fluctuate with their stock market values. Many of our private equity investments are inherently risky because the companies' businesses may never develop, and we may incur losses related to these investments. We may be required to reduce the value of those investments as reflected on our balance sheet, which also may affect our results of operations. If we incur a charge to reflect other than temporary declines in the value of our private equity investments below our recorded value, our balance sheet and results of operations will be reduced.

  The market valuations of technology companies have been highly volatile in recent years, and in recent months those market valuations have generally trended downward. Because of this downward trend, we were required to incur a charge for the impairment of values of our investment in Mirror Image and some of our other equity investments for the quarter ended March 31, 2001, and this impairment had an adverse effect on our financial position and results of operations. We are also required to mark to market periodically the values of any publicly traded investments we hold. These measurements could result in declines in values reflected in our balance sheet. If the declines are deemed to be other than temporary, these declines could adversely affect our results of operations.

System failures could lead to significant costs.

  We must protect our network infrastructure, our equipment and our customers' equipment (including data) against damage from human error, security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite the precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet Data Centers could result in interruptions in our services or significant damage to customer equipment. In addition, the failure of any of our telecommunications providers, such as Global Crossing, to provide consistent data communications capacity or other network providers to provide interconnection agreements could result in service interruptions. In the future, we expect to become more dependent on Global Crossing for data communications capacity. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, temporary loss of power, and failure of networking equipment, all of which led to short-term degradation in the level of performance of our network or temporary unavailability of our services. If we incur significant financial commitments to our customers in connection with our failure to meet our service level commitment obligations as a result of system downtime, our liability insurance may not be adequate to cover those expenses, and our results of operations and financial condition may be adversely affected.

Prolonged electrical power outages or shortages could harm our business.

  Our Internet Data Centers and other facilities are susceptible to regional electrical power shortages and planned or unplanned power outages caused by these shortages. To date, neither our customers nor we have experienced any material interruption of service as a result of any of these shortages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we have experienced situations where our back up generators briefly failed to function properly and service to customers was interrupted. We also attempt to limit our financial liability for system downtime by giving customers credits for free service each month for all disruptions of service during that month. Nonetheless, customers may seek additional remedies. We may develop cogeneration facilities to reduce our reliance on public power suppliers. However, the overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. Moreover, our power providers have informed us that there may be future power outages and rolling blackouts. Power outages, which last beyond our backup and alternative power arrangements, or in the event these backup and alternate arrangements do not function properly, could harm our customers and our business. Any material future interruptions of service could result in material claims and have an adverse effect on our financial position and results of operations.

If we do not manage growth effectively our business will be harmed.

  We are experiencing, and expect to continue experiencing, rapid growth with respect to the building of our Internet Data Centers and network infrastructure, acquisitions of assets and companies, expansion of our service offerings, geographic expansion, expansion of our customer base and increases in the number of employees. This growth has placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. This expansion also requires significant time commitments from our senior management and places a significant strain on their ability to manage the existing business. In addition, we are required to manage multiple relationships with a growing number of third parties as we seek to complement our service offerings. Our ability to manage our growth effectively will require us to continue to expand operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. If our executives are unable to manage growth effectively, our business could be materially adversely affected.

Customer satisfaction with our services is critical to our success.

  Our customers demand a high level of service, and services are an increasingly significant portion of our offerings. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and customer dissatisfaction if our systems fail or our customers otherwise become dissatisfied. Our customer contracts generally provide a limited service level commitment related to the continuous availability of service on a 24 hours per day, seven days per week basis. If we incur significant service level commitment obligations in connection with system downtime, our liability insurance may not be adequate to cover these expenses. Any material interruptions of service could result in claims and have a material adverse effect on our financial position and results of operations.

Our ability to expand our network is unproven and will require substantial financial, operational and management resources.

  To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We depend on Global Crossing and other telecommunications providers for our network capacity. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications capacity with network infrastructure suppliers. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to increase our network capacity quickly in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, customer demand could diminish because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility, which may cause delays in implementation.

We depend on network interconnections provided by third parties who may raise their fees or deny access.

  We rely on private and public network interconnections that allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue these interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any of these networks, some of which are significantly larger than we are, from increasing fees or denying access. In early 2000, one network with which we previously maintained interconnections unilaterally terminated its interconnections with us. In the future, other networks could refuse to continue to interconnect directly with us, might impose significant costs on us or might limit our customers' access to their networks. In this event, we may not be able, on a cost-effective basis, to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks. In these cases, our business could be harmed.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

  A component of our strategy is to expand into international markets. We opened our first Internet Data Center outside of the United States in the London metropolitan area in June 1999 and acquired an Internet Data Center in Tokyo through our acquisition of Global OnLine Japan in December 1999. In April 2000, we opened Internet Data

Centers in Frankfurt and Toronto. In January 2001 we acquired additional Internet Data Centers in London and Melbourne through our acquisition of GlobalCenter, and in February 2001, we opened an Internet Data Center in Sydney. In September 2000, we agreed to form a joint venture with Asia Global Crossing Ltd. to provide complex Web hosting and managed services in Asia and in March 2001, we formed the joint venture entity, EAP Ltd., as a Bermuda corporation. In September 2000, we also entered into network services agreements with Global Crossing and Asia Global Crossing Ltd. to purchase, over the next ten years, at least 50% of our future network needs outside Asia from Global Crossing and at least 60% of our network needs in Asia from Asia Global Crossing Ltd. We plan to open additional international Internet Data Centers during 2001. We may also enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

  Our international expansion, particularly in Asia as a result of the GlobalCenter transaction, may cause our results of operations and the value of our assets to be affected by the exchange rates between the U.S. dollar and the currencies of the additional countries in which we have operations and assets. In some of these countries into which we have expanded, prices of our products and services will be denominated in a currency other than the U.S. dollar. As a result, we may experience economic losses solely as a result of foreign currency exchange rate fluctuations, including a foreign currency's devaluation against the U.S. dollar. Our losses may be greater if we cannot effectively hedge the risk of foreign currency rate fluctuations. We may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted. In addition, similar restrictions could be imposed in countries where we conduct business after we begin our operations.

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

  We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors. Although we work with various vendors in testing newly developed products, these products may not be compatible with our infrastructure or adequate to address changing customer needs. Any incompatibility would require us to make significant investments to achieve compatibility. Although we intend to support emerging standards, industry standards may not be established or we may not be able to conform to new standards in a timely manner. Our failure to conform to a prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on our business.

System security risks could disrupt our services.

  The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services relies on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect confidential customer and end user data stored on or transmitted through our network. Recently, numerous computer viruses have circulated throughout the world. Our network and our customer sites are potentially vulnerable to these viruses, which could impair our ability to deliver services to our customers, which could harm our results of operations. Our Internet Data Centers have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Exodus or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in and transmitted through our computer systems or those of our customers. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate this confidential information. As a result, we could become liable to others and lose existing or potential customers. If any of our customers are held liable for fraudulent credit card transactions, theft of data or other illegal activities that take place on our network, these customers may sue us for these losses. Our insurance coverage may be insufficient to cover losses that may arise from these events. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

We depend on third-party equipment and software suppliers.

  We depend on vendors to supply key components of our telecommunications infrastructure, system and network management solutions, managed Web hosting and Web application management. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems. We typically purchase or lease all of our components under purchase orders placed from time to time. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we were unable to obtain required products or services on a timely basis and at an acceptable cost, our business would be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance. In addition, unknown software and hardware problems with respect to our Web hosting and Web application management solutions would impair our ability to deliver these services uninterrupted to our customers.

Government regulation and legal uncertainties may harm our business.

  Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered enacting Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union also enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business.

We could be held liable for the information disseminated through our network.

  The law relating to the liability of online services companies and Internet access providers for information and commerce carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources or cause us to discontinue various service or product offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

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

Our future success depends on our key personnel, the performance of new management and avoiding unwanted attrition.

  Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel. Any officer or employee can terminate his or her relationship at any time. If we lose the services of one or more of our key employees or are unable to attract additional qualified personnel, our business would be adversely affected. We have recently experienced significant changes in management including the departures of our President and Chief Operating Officer, our Chief Financial Officer and our Chief Marketing Officer. Additionally, should additional employees or management depart, their departures could create further attrition and adversely affect our business. We do not carry key-person life insurance for any of our employees.

  We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to declines in market price of our common stock, many stock options held by our employees have an exercise price that is higher than the current trading price of our common stock. Without adequate incentives afforded by stock options, we may find it more difficult to retain key employees.

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

  In addition, the market price of our common stock might continue to decline as a result of our acquisition of GlobalCenter if:

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

  The provisions of our indentures and our senior secured credit facility could limit the price that investors might be willing to pay in the future for shares of our common stock and significantly impede the ability of the holders of our common stock to affect change in our board of directors. In addition, we have adopted a poison pill rights plan, which has anti-takeover effects. Our rights plan, if triggered, will cause substantial dilution to a person or group that attempts to acquire our company on terms not approved by our board of directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

As a result of our acquisition of GlobalCenter, Global Crossing has a substantial ownership interest in Exodus, and future sales of our common stock by Global Crossing could cause the price of our common stock to decline.

  As a result of our acquisition of GlobalCenter in January 2001, Global Crossing, the former parent company of GlobalCenter, acquired approximately 108 million shares, which currently represents approximately 19.5% of our outstanding common stock. Global Crossing has agreed that it will vote its shares of our common stock, at its option, either as directed by us or in the same proportion as our other stockholders until the earlier of five years after the merger or the time that its percentage ownership of Exodus is reduced to below 10%. This agreement does not, however, apply to a proposal relating to a change in control of Exodus. Therefore, Global Crossing will have influence over the outcome of a stockholder vote on any matter relating to a change in control of Exodus. In addition, Global Crossing has the right to designate one nominee for election to our board of directors for as long as it owns a total of at least 10% of our common stock outstanding. As a result of these agreements, Global Crossing is able to influence the management of Exodus

  All of the shares of our common stock issued at the completion of the merger were restricted shares. We have registered the resale of these shares and have agreed to keep the registration statement effective until the registered shares are sold or until Global Crossing owns less than 3% of our common stock outstanding. Global Crossing has agreed not to sell its shares until January 2002, except under limited circumstances. The market price of our common stock could decline as a result of sales by Global Crossing of its shares of our common stock or the perception that these sales could occur.

The terms of our debt agreements restrict us from making payments with respect to our common stock.

  Our ability to pay cash dividends on, or repurchase shares of, our common stock is limited under the terms of our senior debt indentures and our senior secured credit facility. We do not currently intend to pay any cash dividends for the foreseeable future.

Reductions in force may harm our business operations and may require us to incur expenses that could diminish cash reserves or adversely affect our financial results.

  Workforce reductions may affect us directly, by reducing customer service levels, or indirectly by raising concerns among customers, other corporate partners and employees. We recently announced a reduction of approximately 15 percent in our worldwide workforce, primarily through attrition and consolidation of operations, and we expect to record a charge up to $10.0 million in the second quarter of 2001 due to this reduction in force. Workforce reductions may also subject us to the requirements of mass employee termination laws and regulations in jurisdictions where we have employees, which may subject us to additional costs. In addition, terminated employees may possess specific knowledge or expertise, the lack of which may cause operational difficulties. Finally, the workforce reductions may affect employee moral and lead to increased turnover. The reductions may also subject us to risks of litigation, which could be expensive to defend, divert the attention of management, and subject us to possible liability for damages. Any of these expenses could materially harm our results of operations or deplete our cash reserves.

General economic conditions and reduced demand for our services may prevent us from achieving targeted revenue and profitability.

  Our revenue and our ability to achieve and sustain profitability depend on the overall demand for Web hosting and the services we offer. The general economic slowdown in the U.S. economy may cause our customers to defer purchases of our services, or otherwise alter their purchasing patterns, which could reduce demand for our products and services and result in lower-than-expected revenue. If U.S. or global economic conditions worsen, we may experience an adverse impact on our business, operating results and financial condition.

Reductions in operating expenses and capital expenditures could harm our results of operations.

  We have undertaken cost cutting measures in an effort to streamline operations and reduce costs. These measures include cuts in discretionary spending, reductions in capital expenditures and a workforce reduction. It is possible that these reductions could impair our marketing, sales and customer support efforts, alter our product development plans, or make integrating recent acquisitions, particularly our acquisition of GlobalCenter, more difficult. In addition, such reductions could impair our ability to respond to unexpected challenges or take advantage of new opportunities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Investments

  We maintain an investment portfolio primarily consisting of equity investments in publicly traded and privately held companies. Marketable equity securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our marketable equity securities are subject to market price volatility. Marketable equity securities are included in marketable equity securities and investments in the accompanying March 31, 2001 balance sheet. We also have invested in certain privately held companies, many of which can still be considered in start-up or development stages. These investments are inherently risky because the markets for the technologies or products they offer or have under development are typically in the early stages and may never develop. Investments in privately held companies are carried at cost aggregating $34.8 million and are included in marketable equity securities and investments in the accompanying March 31, 2001 balance sheet. We monitor these investments for changes in value, including impairment, by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the investee's technology, product launch and customer acceptance. In some circumstances, we may obtain an independent valuation of the investment. If we determine that the investment has suffered an other than temporary decline in value, this decline is reported as loss on impairment of investments in the period in which the determination is made. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

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

                                                                          Fair value as
                         Valuation of securities given X% decrease in      of March 31,        Valuation of securities given X%
                                      each stock's price                      2001              increase in each stock's price
                         --------------------------------------------------------------------------------------------------------

                           (50%)             (30%)             (15%)                            15%          30%            50%
                          ------           -------           -------                          -------      -------        -------
Corporate Equities.....   $9,161           $12,825           $15,573        $18,321           $21,069      $23,817        $27,482

  Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the Nasdaq National Market. The Nasdaq Composite Index had at least 15% movement in each of the last three years and has had at least a 30% and 50% movement in at least one of the last three years.

  We currently have cash and debt balances denominated in Euros recorded on various subsidiaries' accounts totaling Euro 103.2 million ($90.9 million) and Euro 325.0 million ($285.8 million), respectively. These subsidiaries do not use the Euro as its functional currency. Accordingly, these balances are remeasured into the functional currency, at each period end using the period end exchange rates with gains or losses included in the results of operations. Due to substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurance that our forward contract activities, described below, will adequately protect us against the risks associated with foreign currency fluctuations.

Foreign exchange forward and option contracts

  We enter into foreign exchange forward contracts to offset the impact of debt issued in Euros. The foreign exchange contracts we enter into generally have monthly maturities. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign exchange forward contracts are denominated in the same currency as the debt issued, and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. Gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings and are designed to offset gains and losses on the remeasurement of the underlying foreign currency denominated debt.

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

Interest rate risk

  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, which consists of primarily cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality insurers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury Notes and certificates of deposit. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the majority of our debt obligations being fixed.

  We have an interest rate swap associated with a variable rate loan in our Japanese subsidiary, which is accounted for as a cash flow hedge. The fair value of this swap was insignificant at March 31, 2001.

  PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders


  We held a Special Meeting of Stockholders on January 9, 2001. Following is a description of the matter voted on and the results of such meeting:


                                                                             Votes
                                 Votes For         Votes Against           Abstained        Broker Non-Votes
                                 ---------         -------------           ---------        ----------------

 To approve the issuance of    228,722,078          4,956,450              382,775                  0
 shares of Exodus common
 stock in the merger of a
 wholly owned subsidiary
 of Exodus with and into
 GlobalCenter Holding Co.,
 in exchange for all of
 the issued and
 outstanding shares of
 GlobalCenter Holding Co.

Item 5.  Other Information

  In April 2001, our President and Chief Operating Officer, our Executive Vice President and Chief Marketing Officer, and our Executive Vice President, Finance and Chief Financial Officer all resigned. Laura D. Priddy, formerly the Chief Operating Officer of GlobalCenter Inc., was promoted to Executive Vice President, North American Operations. Richard H. Mattern, Jr., formerly a Senior Vice President of Siemens Information and Communication Networks, now serves as our Executive Vice President, Business Development and Strategic Planning. Richard S. Stoltz, our former Chief Financial Officer and Chief Operating Officer, assumed the position of Executive Vice President, Finance and Chief Financial Officer on a temporary basis.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit                                      Title
Number                       -----------------------------------
-------
2.01 Agreement and Plan of Reorganization by and among Registrant, Cohesive Technology Solutions, Inc. and Marley Acquisition Corp. dated April 22, 1999. (Incorporated by reference from Exhibit 2.03 to Registrant's Registration Statement on Form S-4 (File No. 333-79655) declared effective by the SEC on June 28, 1999 (the "June 1999
           Form S-4")).

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

3.01 Registrant's Restated Certificate of Incorporation. (Incorporated by reference from Exhibit 4.01 to Registrant's Registration Statement on Form S-8 (File No. 333-38980) filed with the SEC on June 9, 2000 the "June 200 Form 5-8").

3.02 Registrant's Bylaws. (Incorporated by reference from Exhibit 3.06 to Registrant's Registration Statement on Form S-1 (File No. 333-4469), as amended, declared effective by the SEC on March 18, 1998 (the "Form S-1")).

3.03 Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Registrant, as filed with the Delaware Secretary of State on January 28, 1999. (Incorporated by reference from Exhibit 3.02 to Registrant's Registration Statement on Form 8-A filed with the SEC on January 27, 1999 (the "January 1999 Form 8-A")).

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

4.27 First Supplemental Indenture dated as of October 30, 2000 between Registrant and HSBC Bank USA, regarding Registrant's 10 3/4% Senior Notes due 2009. (Incorporated by reference from Exhibit 4.12 to the September 2000 Form 10-Q).

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

4.32 Subordinated Indenture dated as of February 9, 2001 between Registrant and HSBC Bank USA regarding Registrant's 5 1/4% Convertible Subordinate Notes due February 15, 2008. (Incorporated by reference from Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed with the SEC on February 23, 2000 (the "February 2001 Form 8-K")).

4.33 Supplemental Subordinated Indenture dated as of February 9, 2001 between Registrant and HSBC Bank USA regarding Registrant's 5 1/4% Convertible Subordinated Notes due February 15, 2008, between Registrant and HSBC Bank USA. (Incorporated by reference from
           Exhibit 4.02 to the February 2001 Form 8-K).

4.34 Form of Registrant's 5 1/4% Convertible Subordinated Note due February 15, 2008 (Incorporated by reference from Exhibit 4.34 to the Registrant's Annual Report on Form 10-K filed with the SEC March 30, 2001 (the "2000 Annual Report on Form 10K")).

4.35 Second Supplemental Subordinated Indenture dated as of March 28, 2001 between Registrant and HSBC Bank USA regarding Registrant's 5 1/4% Convertible Subordinate Notes. (Incorporated by reference from
           Exhibit 4.35 to the 2000 Annual Report on Form 10K).

10.01+ Registrant's 1997 Equity Incentive Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.04 to the Form S-1).

10.02+ Registrant's 1998 Directors Stock Option Plan, as amended through February 29, 2000 (Incorporated by reference from Exhibit 10.75 to the 2000 Annual Report on Form 10-K).

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

10.08+ Form of Non-Plan Stock Option Agreement for an option to purchase shares granted to James J. McInerney. (Incorporated by reference from Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed with the SEC on February 17, 1999).

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

10.12 Capacity Purchase Agreement between Registrant and Global Crossing USA, Inc. dated August 27, 1999. (Incorporated by reference from
           Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the "September 1999 Form 10-Q")).

10.13+ Service Metrics, Inc. 1998 Stock Option Plan. (Incorporated by reference from Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed with the SEC on December 14, 1999).

10.14+ Registrant's 1999 Stock Option Plan, as amended through January 24, 2000. (Incorporated by reference from Exhibit 10.74 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report on Form 10-K")).

10.15+ Offer Letter dated October 5, 1999 between Registrant and Beverly Brown. (Incorporated by reference from Exhibit 10.75 to the 1999 Annual Report on Form 10-K).

10.16+ Loan Agreement dated October 5, 1999 between Registrant and Beverly Brown. (Incorporated by reference from Exhibit 10.76 to the 1999 Annual Report on Form 10-K).

10.17+ Promissory Note of Beverly Brown dated November 5, 1999. (Incorporated by reference from Exhibit 10.77 to the 1999 Annual Report on Form 10-K).

10.18* Networking Services, Marketing and Cooperation Agreement by and between Registrant and Global Crossing Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.01 to the October 2000 Form 8-K).

10.19* Networking Services, Marketing and Cooperation Agreement by and between Registrant and Asia Global Crossing Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.02 to the October 2000 Form 8-K).

10.20 Joint Venture Agreement relating to Exodus Asia-Pacific Ltd. among Registrant, Asia Global Crossing Ltd. and Exodus Asia-Pacific Ltd., dated as of September 28, 2000 (Incorporated by reference from Exhibit 99.03 to the October 2000 Form 8-K).

10.21 Credit Agreement dated as of October 31, 2000 among Registrant, The Lenders Party Thereto, The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, Chase Manhattan International Limited, as London Agent, Chase Securities Inc., as Sole Book Manager and Joint Lead Arranger, Goldman Sachs Credit Partners L.P., as Joint Lead Arranger and Co-Documentation Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent. (Incorporated by reference from Exhibit 10.07 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as amended (the "September 2000 Form 10-Q")).

10.22* Capacity Agreement by and between Registrant and Global Crossing Bandwidth, Inc., dated September 28, 2000. (Incorporated by reference from Exhibit 10.08 to the September 2000 Form 10-Q).

10.23* Amendment No. 1 to the Capacity Agreement dated October 17, 2000 by and between Registrant and Global Crossing Bandwidth, Inc. (Incorporated by reference from Exhibit 10.09 to the September 2000 Form 10-Q).

10.24+ Registrant's 1998 Equity Incentive Plan, as amended through February 29, 2000. (Incorporated by reference from Exhibit 4.04 to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 9, 2000 (the "June 2000 Form S-8")).

10.25+ Exodus Communications, Inc. 1998 Employee Stock Purchase Plan, as amended through February 29, 2000.

           (Incorporated by reference from Exhibit 4.05 to the June 2000 Form S-8).

10.26      Amended Executive Employment Policy. (Incorporated by reference from
           Exhibit 10.17 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.27 Loan Agreement between Development Bank of Japan and Exodus Communications K.K. dated December 11, 2000 (Incorporated by reference from Exhibit 10.29 to the 2000 Annual Report on Form 10-K).

10.28 Contract Deed of Cash Loan for Consumption (Money Market/Spread Loan) between Fuji Bank, Limited and Exodus Communications K.K. dated December 17, 2000 (Incorporated by reference from Exhibit 10.30 to the 2000 Annual Report on Form 10-K).

10.29 Loan Agreement between The Bank of Tokyo Mitsubishi, Ltd. and Exodus Communications K.K. dated December 11, 2000 (Incorporated by reference from Exhibit 10.31 to the 2000 Annual Report on Form 10-K).

10.30 Sale and Purchase Agreement dated April 25, 2000 by and among Exodus Communications K.K., The Nomura Real Estate Development Co., Ltd. and Nomura Research Institute, Ltd (Incorporated by reference from
           Exhibit 10.32 to the 2000 Annual Report on Form 10-K).

10.31+ GlobalCenter Management Stock Plan and related form of Stock Option Agreement. (Incorporated by reference from Exhibit 4.07 to Registrant's Registration Statement on Form S-8 filed with the SEC on January 16, 2001 (the "January 2001 Form S-8")).

10.32+ Global Crossing Ltd. 1998 Stock Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference from Exhibit 4.08 to the January 2001 Form S-8).

10.33# First Amendment and Waiver to the Credit Agreement dated April 18, 2001 among Registrant, the lenders party thereto, Chase Manhattan Bank as administrative agent and collateral agent and Chase Manhattan International Limited as London agent.

10.34# Transition Agreement among GlobalCrossing Ltd., GlobalCrossing North America, Inc., GlobalCrossing Global Center Holding Co., Registrant, GlobalCenter Holding Co., and Global Center, Inc. dated as of January 10, 2001 (the execution date of the merger).

10.35# Indemnification Agreement between Registrant, Einstein Acquisition Corp., GlobalCrossing North America, Inc., GlobalCenter, Inc., GlobalCenter Holding Co., and the Participants thereto dated as of January 10, 2001.

10.36#** Loan Agreement between Lehman Brothers Bank FSB and Exodus Communications Real Property I, LLC and Exodus Communications Real Property I, LP dated as of March 30, 2001.

10.37#** Amendment to Loan Agreement between Lehman Brothers Bank FSB and Exodus Communications Real Property I, LLC and Exodus Communications Real Property I, LP dated as of May 4, 2001.

 *Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

**Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

# Filed herewith.

+ Management contracts or compensatory plans.
                                             -


 (b)  Reports on Form 8-K

   On January 24, 2001, we filed a report on Form 8-K announcing that on January 10, 2001, we completed our acquisition of GlobalCenter, through the merger of a wholly-owned subsidiary of Exodus with and into GlobalCenter, with GlobalCenter surviving as a wholly-owned subsidiary of Exodus. The report included consolidated financial statements of the business acquired, GlobalCenter, consisting of: a Report of Independent Public Accountants; Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999 and as of September 30, 2000; Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1997 and 1998, for the three months ended December 31, 1999, and for the nine months ended September 30, 1999 and 2000; Consolidated Statements of Shareholder's Equity; Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998, for the three months ended December 31, 1999, and for the nine months ended September 30, 1999 and 2000; and Notes to Consolidated Financial Statements. The report also included Exodus Unaudited Pro Forma Combined Condensed Financial Statements, consisting of: an Unaudited Pro Forma Combined Condensed Balance Sheet dated September 30, 2000; an Unaudited Pro Forma Combined Condensed Statement of Operations; and Notes to Unaudited Pro Forma Combined Condensed Financial Statements. The report attached a press release announcing the completion of the transaction and described a number of strategic agreements and other rights accompanying the acquisition designed to strengthen Exodus' competitive advantage generally and specifically in Asia and the Pacific Rim and to secure long term capacity, connectivity and other related network services. Descriptions of the agreements were included in the report.

   On January 29, 2001, we filed a report on Form 8-K announcing that, as previously reported, we had reissued financial information for Exodus for the quarter and year ended December 31, 2000.

   On February 5, 2001, we filed a report on Form 8-K announcing that on January 10, 2001, we completed our acquisition of GlobalCenter Holding Co. ("GlobalCenter"), which was an indirect wholly-owned subsidiary of Global Crossing Ltd. In connection with the acquisition, we issued approximately 108 million shares of our common stock to Global Crossing GlobalCenter Holdings Inc., a subsidiary of Global Crossing Ltd. The report further announced that on September 28, 2000, Global Crossing Ltd., Global Crossing GlobalCenter Holdings Inc. and Exodus entered into a Stockholder Agreement and a Registration Rights Agreement pursuant to which Global Crossing Ltd. and Global Crossing GlobalCenter Holdings Inc. acquired registration rights and agreed to restrictions with respect to their shares of Exodus common stock. In particular, among other terms of the Stockholder Agreement, Global Crossing and Global Crossing GlobalCenter Holdings Inc. agreed not to transfer their Exodus shares until January 10, 2002 except under limited circumstances, such as transfers among affiliates and limited hedging transactions. Finally, the report included a reissuance of our business outlook. The statements reflected the impact of our recently completed acquisition of GlobalCenter Inc. and our projected revenue, gross margin, EBITDA and earnings per share for the first quarter of 2001 for the combined company.

   On February 23, 2001, we filed a report on Form 8-K announcing we had entered into an Underwriting Agreement (the "Equity Underwriting Agreement") with the representatives of the underwriters named therein in connection with the offering of up to 14,950,000 shares of our common stock. The equity offering was consummated on February 9, 2001 and we issued 13,000,000 shares of our common stock. We also announced that on February 5, 2001, we also entered into an underwriting agreement (the "Notes Underwriting Agreement") with the representatives of the underwriters named therein in connection with the offering of up to $575,000,000 aggregate principal amount of our 5 1/4% Convertible Subordinated Notes due February 15, 2008 (the "Notes"). On February 9, 2000, the notes offering was consummated and we issued $500,000,000 aggregate principal amount of notes and on February 16, 2001, an additional $75,000,000 aggregate principal amount of notes.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EXODUS COMMUNICATIONS, INC.

Dated:  May 15, 2001             By: /s/ Richard S. Stoltz
                                     -------------------------------------------
                                     Richard S. Stoltz
                                     Executive Vice President, Finance and Chief
                                     Financial Officer