Form 10-Q
period 2001-06-30
EXODUS COMMUNICATIONS INC
filed 2001-08-14
CIK 1013740

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 _____________

                                   FORM 10-Q
                                 _____________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   000-23795
                           (Commission file number)

                                 _____________

                          EXODUS COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

                                 _____________

                Delaware                                  77-0403076
                ---------                                 ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      2831 Mission College Boulevard
             Santa Clara, CA                                95054
             ---------------                                -----
(Address of principal executive offices)                 (Zip Code)

                                (408) 346-2200
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the issuer's common stock, par value $0.001, as of July 31, 2001 was 555,890,107 shares.

================================================================================

                          EXODUS COMMUNICATIONS, INC.

                                     INDEX

                                                                                                                      Page
                                                                                                                      ----
PART I       FINANCIAL INFORMATION
Item 1.      Financial Statements (unaudited)......................................................................    2
             Condensed Consolidated Balance Sheets--June 30, 2001 and December 31, 2000............................    2
             Condensed Consolidated Statements of Operations--Three and Six-Month Periods ended June 30,
                2001 and 2000......................................................................................    3
             Condensed Consolidated Statements of Cash Flows--Six-Month Periods ended June 30,
                2001 and 2000......................................................................................    4
             Notes to Condensed Consolidated Financial Statements..................................................    5
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.................   10
Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................................   34

PART II      OTHER INFORMATION
Item 1.      Legal Proceedings.....................................................................................   36
Item 2.      Changes in Securities and Use of Proceeds.............................................................   36
Item 3.      Defaults Upon Senior Securities.......................................................................   37
Item 4.      Submission of Matters to a Vote of Security Holders...................................................   37
Item 5.      Other Information.....................................................................................   37
Item 6.      Exhibits and Reports on Form 8-K......................................................................   38
SIGNATURES.........................................................................................................   44

                         PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

                          EXODUS COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                                June 30,          December 31,
                                                                                                  2001                2000
                                                                                            -----------------   -----------------
                                          Assets
Current assets:
   Cash and cash equivalents                                                                     $   616,826         $   805,036
   Accounts receivable, net of allowance for doubtful accounts of $95,514 and $23,843 as
      of June 30, 2001 and December 31, 2000, respectively                                           272,649             175,645
   Prepaid expenses and other current assets                                                         119,030              83,476
                                                                                                 -----------         -----------
      Total current assets                                                                         1,008,505           1,064,157
   Property and equipment, net                                                                     2,784,606           1,760,701
   Restricted cash equivalents                                                                        74,784              87,383
   Goodwill and other intangible assets                                                            1,706,817             181,284
   Investments                                                                                        24,440             395,185
   Other assets                                                                                      390,692             405,648
                                                                                                 -----------         -----------
      Total assets                                                                               $ 5,989,844         $ 3,894,358
                                                                                                 ===========         ===========

                           Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of equipment loans, line of credit facilities and other notes payable         $   157,893         $     7,240
   Current portion of capital lease obligations                                                       61,460              48,250
   Accounts payable                                                                                  314,165             395,180
   Accrued expenses                                                                                  113,804              53,532
   Merger and restructuring related accruals                                                         327,628                  --
   Deferred revenue, deferred benefits and other                                                      40,514              31,422
   Accrued interest payable                                                                          107,726              99,578
                                                                                                 -----------         -----------
      Total current liabilities                                                                    1,123,190             635,202
Equipment loans, line of credit facilities and other notes payable, less current portion             171,983             216,618
Capital lease obligations, less current portion                                                       69,767              64,953
Convertible subordinated notes                                                                     1,126,961             552,834
Senior notes                                                                                       1,929,043           1,951,208
Other non-current liabilities                                                                         25,172               9,634
                                                                                                 -----------         -----------
      Total liabilities                                                                            4,446,116           3,430,449
                                                                                                 -----------         -----------

Stockholders' equity:
   Common stock                                                                                          556                 429
Additional paid-in capital                                                                         3,286,563             938,148
Deferred stock compensation                                                                             (673)             (1,006)
Accumulated deficit                                                                               (1,717,523)           (484,554)
Accumulated other comprehensive income (loss)                                                        (25,195)             10,892
                                                                                                 -----------         -----------
      Total stockholders' equity                                                                   1,543,728             463,909
                                                                                                 -----------         -----------
                                                                                                 $ 5,989,844         $ 3,894,358
                                                                                                 ===========         ===========

     See accompanying notes to condensed consolidated financial statements

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                         ---------------------------      -------------------------
                                                                            2001             2000             2001          2000
                                                                            ----             ----             ----          ----
Revenue:
  Service revenue                                                         $ 282,488       $ 161,400        $ 582,698     $ 285,744
  Other revenue                                                              36,231          16,319           84,679        24,446
                                                                          ---------       ---------        ---------     ---------
      Total revenue                                                         318,719         177,719          667,377       310,190

Cost of revenue:
  Cost of service revenue                                                   216,911         108,334          431,387       196,469
  Cost of other revenue                                                      27,081          15,174           68,840        21,332
  Asset impairment charges                                                   16,976              --           16,976            --
                                                                          ---------       ---------        ---------     ---------
      Total cost of revenue                                                 260,968         123,508          517,203       217,801
                                                                          ---------       ---------        ---------     ---------
      Gross profit                                                           57,751          54,211          150,174        92,389

Operating expenses:
  Marketing and sales                                                        59,207          44,281          126,480        75,163
  General and administrative                                                 80,206          29,979          158,271        56,591
  Product development                                                         4,280           3,561           10,105         7,411
  Amortization of goodwill and other intangible assets                      115,993           8,793          219,556        16,562
  Merger, restructuring and asset impairment charges                        301,356              --          331,960            --
                                                                          ---------       ---------        ---------     ---------
      Total operating expenses                                              561,042          86,614          846,372       155,727
                                                                          ---------       ---------        ---------     ---------
      Operating loss                                                       (503,291)        (32,403)        (696,198)      (63,338)


Interest and other income (expense):
  Interest income                                                             9,005          10,972           23,086        24,106
  Interest expense                                                          (75,570)        (30,342)        (145,932)      (68,651)
  Loss on equity method investments                                          (6,238)             --           (7,971)           --
  Loss on impairment of investments                                          (4,329)             --         (399,729)           --
  Other expense, net                                                         (2,947)             --           (6,225)       (3,543)
                                                                          ---------       ---------        ---------     ---------
      Total interest and other expense, net                                 (80,079)        (19,370)        (536,771)      (48,088)
Net loss before cumulative effect of change in accounting principle        (583,370)        (51,773)      (1,232,969)     (111,426)
Cumulative effect of change in accounting principle                              --              --               --        (8,352)
                                                                          ---------       ---------        ---------     ---------
      Net loss                                                            $(583,370)      $ (51,773)     $(1,232,969)    $(119,778)
                                                                         ==========       =========      ===========     =========
Basic and diluted net loss per share:
  Before cumulative effect of change in accounting principle              $   (1.05)      $   (0.13)     $     (2.26)    $   (0.29)
  Cumulative effect of change in accounting principle                            --              --               --         (0.02)
                                                                          ---------       ---------        ---------     ---------
  Basic and diluted net loss per share                                    $   (1.05)      $   (0.13)     $     (2.26)    $   (0.31)
                                                                          =========       =========      ===========     =========
Shares used in computing basic and diluted net loss per share
                                                                            554,251         410,904          544,755       388,817
                                                                          =========       =========      ===========     =========

    See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                       2001             2000
                                                                                                       ----             ----
Cash flows from operating activities:
Net loss                                                                                             $(1,232,969)    $  (119,778)
Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization                                                                          355,475          70,855
  Loss on impairment of investments                                                                      399,729              --
  Loss on disposal of property and equipment                                                               1,057             730
  Remeasurement gain on Euro denominated senior notes                                                    (16,580)           (466)
  Amortization of deferred stock compensation                                                                333           1,045
  Cumulative effect of change in accounting principle                                                         --           8,352
  Amortization of debt issuance costs                                                                      4,389             957
  Non-cash, merger, restructuring and asset impairment charges                                           113,825              --
  Loss on equity method investments                                                                        7,971              --
  Interest accretion on restricted cash equivalents                                                           --            (281)
Changes in operating assets and liabilities:
  Accounts receivable                                                                                    (58,971)        (44,549)
  Prepaid expenses and other current assets                                                                4,927         (12,131)
  Accounts payable                                                                                       (64,705)         69,865
  Accrued expenses                                                                                       177,799          23,963
  Accrued interest payable                                                                                 7,956           8,976
                                                                                                     -----------     -----------
     Net cash provided by (used for) operating activities                                               (299,764)          7,538
                                                                                                     -----------     -----------
Cash flows from investing activities:
Capital expenditures                                                                                    (782,783)       (409,767)
Cash received in acquisition of business, net of transaction costs paid                                   57,815          (3,745)
Release of restricted cash equivalents                                                                    18,632          23,687
Increase in restricted cash equivalents                                                                   (6,092)        (38,578)
Purchase of investments                                                                                   (1,553)        (87,040)
Purchase of other assets                                                                                 (12,238)        (23,797)
                                                                                                     -----------     -----------
     Net cash used for investing activities                                                             (726,219)       (539,240)
                                                                                                     -----------     -----------

Cash flows from financing activities:
Proceeds from issuance of common stock, net                                                              247,401          56,549
Payments on capital lease obligations                                                                    (45,690)        (10,419)
Proceeds from equipment loans, line of credit facilities and other notes payable                         106,964             705
Payments on equipment loans, line of credit facilities and other notes payable                           (10,086)         (4,130)
Proceeds from issuance of convertible notes, net                                                         558,272              --
                                                                                                     -----------     -----------
     Net cash provided by financing activities                                                           856,861          42,705
                                                                                                     -----------     -----------

Net decrease in cash and cash equivalents                                                               (169,122)       (488,997)
Effects of exchange rates fluctuations on cash and cash equivalents                                      (19,088)         (6,793)
Cash and cash equivalents at beginning of period                                                         805,036       1,015,960
                                                                                                     -----------     -----------
Cash and cash equivalents at end of period                                                           $   616,826     $   520,170
                                                                                                     ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                             $   147,827     $    29,776
                                                                                                     ===========     ===========
Non-cash investing and financing activities:
  Assets recorded under capital leases                                                               $    64,543     $    33,205
                                                                                                     ===========     ===========
  Assets recorded under accrued liabilities                                                          $   103,066     $        --
                                                                                                     ===========     ===========
  Unrealized gain (loss) on marketable securities                                                    $    (7,687)    $    53,468
                                                                                                     ===========     ===========
  Deferred compensation on grants of stock options                                                   $        --     $       901
                                                                                                     ===========     ===========
  Conversion of convertible subordinated notes into common stock                                     $       873     $   177,563
                                                                                                     ===========     ===========
  Issuance of common stock and assumption of stock options in connection with acquisitions and
        strategic investments                                                                        $ 2,100,268     $   360,135
                                                                                                     ===========     ===========

  Receipt of convertible preferred stock for deferred license revenue                                $    25,000     $        --
                                                                                                     ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

                          EXODUS COMMUNICATIONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

Note 1--Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six-month periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, including notes thereto, included in the Company's 2000 Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2--Net Loss Per Share

     Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following potential common shares, as the effect of their inclusion is antidilutive during each period (in thousands, except per share data):

                                                                                            June 30,
                                                                          --------------------------------------------
                                                                                  2001                    2000
                                                                          ----------------------   -------------------
                                                                                       Weighted               Weighted
                                                                                       Average                Average
                                                                                       Exercise               Exercise
                                                                            Shares      Price        Shares    Price
                                                                          ----------  ----------   ---------  --------
Shares issuable under stock options                                         110,516      $18.90    101,442     $15.83
Shares issuable pursuant to warrants to purchase common stock                   347      $ 0.91        987     $ 0.91
Shares of convertible subordinated notes on an "as if converted" basis       48,573      $23.20     26,855     $21.31

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

     The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements, during 2000. As a result of the adoption of SAB 101, the Company determined that installation services related to monthly services do not represent a separate earnings process. Therefore, revenue from such installation services is deferred and recognized over the contractual term of the arrangement. Incremental direct costs of such installation services are deferred and amortized over the contractual term of the arrangement. Prior to the adoption of SAB 101, the Company recognized revenue for installation services upon completion of the services and the associated incremental costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the six-month period ended June 30, 2000, and is reflected as the cumulative effect of change in accounting principle.

Note 4--Property and Equipment

     Property and equipment consisted of the following (in thousands):

                                                                                        June 30,            December 31,
                                                                                          2001                  2000
                                                                                    ----------------      ---------------
Data centers and related equipment................................................      $2,349,222           $1,440,564
Furniture, fixtures, computer equipment and other.................................         258,816               34,785
Construction in progress..........................................................         478,321              468,155
                                                                                    ----------------      ---------------
                                                                                         3,086,359            1,943,504
Less accumulated depreciation and amortization....................................       (301,753)             (182,803)
                                                                                    ----------------      ---------------
                                                                                        $2,784,606           $1,760,701
                                                                                    ----------------      ---------------

     Computer and other equipment and certain data center infrastructure recorded under capital leases aggregated $201.5 million and $155.6 million as of June 30, 2001 and December 31, 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $90.5 million and $37.9 million as of June 30, 2001 and December 31, 2000, respectively.

Note 5--Acquisitions

     On January 10, 2001, the Company acquired GlobalCenter Holding Co. ("GlobalCenter"), a provider of complex Internet hosting services, from Global Crossing Ltd. GlobalCenter is now a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase, with GlobalCenter's results of operations included from January 1, 2001. The Company issued 108,157,200 shares of its common stock and assumed certain GlobalCenter and Global Crossing Ltd. stock options in connection with this acquisition.

     In February 2000, the Company acquired the assets of the Professional Services division of Network-1 Security Solutions, Inc. ("NSSI") and acquired all outstanding common stock of KeyLabs, Inc. ("KeyLabs"). In August 2000, the Company acquired Grenville Consulting Ltd. ("Grenville"). Each acquisition was accounted for as a purchase with the results of each acquired company's operations included in the Company's results of operations from the respective dates of acquisition.

Note 6--Merger, Restructuring and Asset Impairment Charges

     In connection with the acquisition of GlobalCenter, the Company announced plans to consolidate certain sales and administrative offices and discontinue certain IDC design and investigation projects in geographies where the combined companies had sufficient IDC capacity available. As a result of these plans, the Company recorded approximately $47.4 million in merger and restructuring related accruals during the quarter ended March 31, 2001. During the quarter ended June 30, 2001, the Company recorded additional merger and restructuring accruals relating to the acquisition of GlobalCenter of approximately $60.9 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations. The Company had not finalized its restructuring plans as of June 30, 2000, as it continues to execute its restructuring plans and any estimates of the costs to complete its restructuring plans are preliminary and adjustments to those estimates are expected. Any future adjustments to the estimated accruals will be recorded as an increase to goodwill. A summary of these accruals is as follows (in thousands):

                                                                                             Accrued
                                                     Balance as     Charges/      Amount      as of
                                                      of March     Adjustments     paid      June 30,
                                                      31, 2001                                 2001
                                                     ---------     -----------   ---------
Accruals in accordance with EITF Issue No. 95-3:
       Lease and contract termination costs           $ 44,895      $ 60,717     $ (4,938)   $100,674
       Employee severance                                  123           159         (123)        159
                                                      --------      --------     --------    --------
                                                      $ 45,018      $ 60,876     $ (5,061)   $100,833
                                                      ========      ========     ========    ========

     During the quarter ended June 30, 2001, the Company announced further plans to restructure its business operations due to the general economic decline. These plans included reducing discretionary spending, capital expenditures and worldwide workforce. Based on its assessment of current and future market conditions, the Company formalized plans to restructure its business operations and recorded approximately $230.1 million in restructuring accruals during the quarter ended June 30, 2001. The accruals are primarily related to the termination of leases and related office closure costs, contract cancellation costs and, to a lesser extent, employee termination and severance charges. As a result of these merger and restructuring plans, the Company plans to have reduced its workforce by more than 1,500 employees to fewer than 3,000 employees by September 30, 2001. The accruals were recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company had not finalized its restructuring plans as of June 30, 2000, as it continues to execute its restructuring plans and any estimates of the costs to complete its restructuring plans are preliminary and adjustments to those estimates are expected. Any future adjustments to the estimated accruals in its restructuring will be included in operating expenses. A summary of these accruals is as follows (in thousands):

                                                      Balance      Charges/       Amount     Accrued
                                                       as of      Adjustments      paid       as of
                                                       March                                 June 30,
                                                      31, 2001                                 2001
                                                     ---------    -----------    --------   ---------
Accruals in accordance with EITF Issue No. 94-3:
         lease and contract termination costs         $  3,605      $214,487     $   (687)   $217,405
         Employee severance                                160        12,660       (3,430)      9,390
                                                      --------      --------     --------    --------
                                                      $  3,765      $227,147     $ (4,117)   $226,795
                                                      ========      ========     ========    ========

     For the three and six-month periods ended June 30, 2001, the Company also recorded approximately $90.0 million and $113.8 million, respectively, in asset impairment charges related to the write-off of property and equipment and other assets, including approximately $17.0 million of software licenses that are included in cost of revenue for both periods, and approximately $1.3 million and $3.8 million of charges related to acquisition integration, respectively.

Note 7--Investments

     The Company regularly reviews its investment portfolio, which consists of both publicly traded and privately held companies, to determine whether any declines in value are other than temporary. At June 30, 2001, the Company had approximately $12.9 million investments in publicly traded companies recorded in prepaid expenses and other current assets, and $24.4 million of investments in privately held companies recorded as investments on the accompanying condensed consolidated balance sheets. The Company's review for declines in value for privately held investments includes reviewing historical and forecasted financial information as well as the market performance of similar publicly traded companies. Declines in value of publicly traded companies, measured by comparison of the market price of their securities to the cost of the Company's investment, are considered to be other than temporary if those declines in value persist for successive quarters. As a result of the Company's review during the three and six-month periods ended June 30, 2001, the Company determined that some of its investments had declines in value that were other than temporary. Accordingly, the Company recorded impairment charges of approximately $4.3 million and $399.7 million, respectively, for the three and six-month periods ended June 30, 2001.

Note 8--Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in thousands):

                                                  June 30,              December 31,
                                                    2001                    2000
                                            -------------------     -------------------
Goodwill                                          $  1,764,530            $    175,441
Customer lists                                         194,492                  38,492
Workforce in place                                      11,936                  11,936
                                            -------------------     -------------------
                                                     1,970,958                 225,869
Less accumulated amortization                         (264,141)                (44,585)
                                            -------------------     -------------------
                                                  $  1,706,817            $    181,284
                                            ===================     ===================

     Goodwill and other intangible assets are being amortized on a straight-line basis over a weighted average useful life of approximately 4 years.

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Long-lived assets include goodwill, certain identifiable intangible assets, and property and equipment, which are primarily related to IDCs. Events or circumstances that can affect the carrying amount of these assets include a decrease in the fair value of the underlying business, a decrease in the benefits realized from the acquired business or property and equipment, or a change in the operations of the acquired business. Recoverability of these assets is measured by comparing the carrying amount of each asset to the estimated future undiscounted net cash flows expected to be generated by that asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of its assets exceeds their fair value. Fair value of identifiable intangible assets and property and equipment will be determined by independent appraisal. Fair value of goodwill will be determined by comparing its implied fair value, based on its market capitalization, to the fair value of its identifiable assets and liabilities.

Note 9--Accumulated Other Comprehensive Loss

     The components of other comprehensive loss are as follows (in thousands):

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                             2001             2000                2001             2000
                                                        ---------------  ----------------    ---------------- ---------------
Net loss                                                   $ (583,370)       $  (51,773)       $ (1,232,969)      $(119,778)
Unrealized gain (loss) on available for sale securities         3,762            48,363              (7,687)         53,468
Realized loss on available for sale securities                     --                --               4,696              --
Foreign currency translation loss                              (2,829)               --             (33,096)            (37)
                                                        ---------------  ----------------    ---------------- ---------------
Comprehensive loss                                         $ (582,437)       $   (3,410)       $ (1,269,056)      $ (66,347)
                                                        ===============  ================    ================ ===============

     Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets, and cumulative translation adjustments. There was no significant tax effect related to the components of other comprehensive loss for the three and six-month periods ended June 30, 2001 and 2000.

Note 10--Segment Information

     In prior quarters, the Company has reported multiple segments, however due to the successful integration of recent acquisitions and the maturation of its service offerings, the Company currently operates in one reportable segment. The Company provides complex Web hosting and managed and professional services to customers through its network of IDCs. The Company establishes these IDCs using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each IDC provides the same Internet related services and managed and professional services to a similar type of customer who may locate its servers and receive similar managed and professional services in multiple IDCs. As a result, the Company believes its IDCs meet the aggregation criteria of Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information.

Note 11--Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Under SFAS 141, the Company must recognize and report intangible assets acquired in a purchase method business combination apart from goodwill, if specific criteria are met. Purchase price previously allocated to an assembled workforce may no longer be accounted for separately; rather, it is subsumed into goodwill. Beginning January 1, 2002, SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS

142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the date the Company adopts SFAS 142.

     SFAS 141 will require that upon the Company's adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first year of adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to assess whether there is an indication that goodwill is impaired as of the date of adoption. As a first step, to accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning its assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to (1) determine the fair value of each reporting unit and (2) to compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company will be required to perform a second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but in no event later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 condensed consolidated financial statements.

Note 12--Subsequent Events

     On July 2, 2001, the Company prepaid the $150 million outstanding principal balance under its senior secured credit facility and terminated the facility. In addition to paying the principal amount, the Company paid approximately $3.8 million of accrued interest and other fees. The Company also recognized all of its prepaid debt issuance costs associated with the loan. The $150 million outstanding principal balance is classified in the current portion of equipment loans, lines of credit facilities and other notes payable in the accompanying condensed consolidated balance sheets. The prepayment penalties and the amortized debt issuances costs will be classified as other income (expense) in our results of operations for the third quarter of 2001.

     In July 2001, stockholder class action complaints with similar causes of action were filed in the United States District Court for the Northern District of California against the Company, its chairman and chief executive officer, and certain other of its current and former officers. These complaints are all brought on behalf of purchasers of the Company's common stock between March 30, 2001 and June 20, 2001 and allege essentially identical violations of the Securities Exchange Act of 1934. The complaints have been brought as purported stockholder class actions under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act. In general, the complaints allege that the Company and the individual defendants misrepresented the Company's financial prospects for the second quarter of 2001 to inflate the value of the Company's common stock. The complaints seek unspecified monetary damages for the alleged inflated price of the Company's common stock purchased by all class members, attorneys' fees and costs of litigation. The Company anticipates that the complaints pending in federal court will be consolidated into a single proceeding. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend against these actions vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve many risks and uncertainties, including those identified in the section entitled "Factors Affecting Future Results," which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Our forward-looking statements include our statements regarding our future financial performance and business including the impairment of our long-lived assets and our expectations about our future revenues, cost of revenues and other expenses. We undertake no obligation to release the results of any revisions to these forward-looking statements, which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures, in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and other factors that may affect our business.


Overview

         Exodus Communications is the leading provider of Internet infrastructure outsourcing services for enterprises with mission-critical Internet operations. We offer complex Web hosting and managed and professional services to optimize the performance, reliability and scalability of our customers' Internet operations. As of June 30, 2001, we delivered our services through a worldwide network of 44 IDCs located in North America, Europe, Asia and Australia.

         We are the successor to a Maryland corporation that was formed in August 1992 to provide computer consulting services. We began offering server hosting and Internet connectivity in late 1995, opened our first dedicated IDC in August 1996 and introduced managed services in 1997 and professional services in 1998. As of June 30, 2001, we operated IDCs in the following major metropolitan areas: Amsterdam, Atlanta, Austin, Boston, Chicago, Dallas, Frankfurt, London, Los Angeles, Melbourne, Miami, New York, Paris, Seattle, Silicon Valley, Sydney, Tokyo, Toronto and Washington, D.C.

         Many of our IDC customers initially purchase a subset of our service offerings to address specific departmental or enterprise Internet computing needs, and purchase additional services as the scale and complexity of their Internet operations increase. We sell our services under contracts that typically have a minimum term of one year. Customers pay monthly fees for services utilized, and one-time fees for installation, professional services and equipment they purchase from us.

         Building IDCs, making other investments in our business and funding portions of our operating expenses have required us to obtain substantial equity and debt financing. See "Leverage and Debt Obligations," "--Liquidity and Capital Resources" and "Factors Affecting Future Results--We are highly leveraged; our substantial leverage and debt service obligations adversely affect our cash flow and could affect our ability to service our debt or obtain additional financing, if necessary."


Acquisitions

         As part of our effort to expand, we completed several acquisitions from October 1998 through January 2001. We acquired the following through purchase acquisitions: the assets of Arca Systems, Inc. in October 1998; American Information Systems, Inc. in February 1999; Cohesive Technology Solutions, Inc. in July 1999; Global Online Japan Co., Ltd. in December 1999; KeyLabs in February 2000; the assets of the Professional Services Division of NSSI in February 2000; Grenville in August 2000; and GlobalCenter in January 2001. In addition, we completed a pooling of interests transaction with Service Metrics, Inc. in November 1999.

         On January 10, 2001, we acquired GlobalCenter, a provider of complex Internet hosting services, from Global Crossing Ltd. GlobalCenter is now our wholly-owned subsidiary. The acquisition was accounted for as a purchase with GlobalCenter's results of operations included from January 1, 2001. We issued 108,157,200 shares of our common stock and assumed certain GlobalCenter and Global Crossing Ltd. stock options. The common stock issued was valued based on the average closing price of our common stock several days before and including January 10, 2001, the date of consummation. The stock options assumed were valued using the Black-Scholes option pricing model. At June 30, 2001, we had approximately $1.7 billion of goodwill and other intangible assets (see Note 8 to the accompanying condensed financial statements), which are being amortized on a straight-line basis over a weighted average useful life of approximately four years. See "Impairment of Certain Long-Lived Assets" below.

Restructuring

     In connection with our acquisition of GlobalCenter, we announced plans to consolidate certain sales and administrative offices and discontinue certain IDC design and investigation projects in locations where the combined companies had sufficient IDC capacity available. As a result of these plans, we recorded approximately $47.4 million in merger and restructuring related accruals during the quarter ended March 31, 2001. During the quarter ended June 30, 2001, we recorded additional merger and restructuring accruals relating to the acquisition of GlobalCenter of approximately $60.9 million. These accruals were reflected as adjustments to goodwill in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations. We continue to develop and implement our restructuring plans. Any future adjustments to the estimated accruals will be recorded as adjustments to goodwill. Our estimates of the costs to complete our restructuring plans are preliminary, and adjustments to those estimates are expected.

                                                  Balance as     Charges/       Amount         Accrued
                                                   of March     Adjustments      paid           as of
                                                   31, 2001                                    June 30,
                                                                                                 2001
                                                  ---------     -----------   ----------      ---------
Accruals in accordance with EITF Issue No, 95-3;
       Lease and contract termination costs        $ 44,895      $  60,717    $  (4,938)      $ 100,674
       Employee severance                               123            159         (123)            159
                                                  ---------     ----------    ----------      ---------
                                                   $ 45,018        $60,876    $  (5,061)      $ 100,833
                                                  =========     ==========    =========       =========

     During the quarter ended June 30, 2001, we announced further plans to restructure our business operations in response to a general economic slowdown. These plans included reducing discretionary spending, capital expenditures and workforce. Based on our assessment of current and future market conditions, we formalized plans to restructure our business operations and recorded approximately $227.1 million in restructuring accruals during the quarter ended June 30, 2001. The accruals are primarily related to the termination of leases and related office closure costs, contract cancellation costs and, to a lesser extent, employee termination and severance charges. We continue to develop and implement our restructuring plans. Any future adjustments to these estimated accruals will be included in operating expenses in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Our estimates of the costs to complete our restructuring plans are preliminary, and adjustments to those estimates are expected.

                                                  Balance as     Charges/       Amount         Accrued
                                                   of March     Adjustments      paid           as of
                                                   31, 2001                                     June30,
                                                                                                  2001
                                                  ----------     ----------   ----------      ----------
Accruals in accordance with EITF Issue No. 94-3:
         Lease end contract termination costs      $  3,605      $ 214,487    $    (687)      $ 217,405
         Employee severance                             160         12,660       (3,430)          9,390
                                                  ---------      ---------    ---------       ---------
                                                   $  3,765      $ 227,147    $  (4,117)      $ 226,795
                                                  =========      =========    =========       =========

     For the three and six-month periods ended June 30, 2001, we also recorded approximately $90.0 million and $113.8 million, respectively, in asset impairment charges related to the write-off of property and equipment and other assets, including approximately $17.0 million of software licenses that are included in cost of revenue for both periods, and approximately $1.3 million and $3.8 million of charges related to acquisition integration, that are included in the respective periods.

     We reduced our workforce from approximately 4,500 employees at March 31, 2001 to approximately 3,800 employees at June 30, 2001. This reduction was primarily a result of our efforts to restructure and reduce operating expenses, and to a lesser extent reflects the streamlining of operations and the elimination of overlapping employee functions and personnel as a result of the GlobalCenter merger. In the quarter ending September 30, 2001 we expect to reduce our workforce to fewer than 3,000 employees as a result of continued restructuring and cost-reduction efforts, bringing our reduction in force to approximately 1,500 in aggregate since we first announced workforce reductions in April.

Investments

          We maintain an investment portfolio consisting primarily of equity investments in publicly traded and privately held companies. We regularly review our investment portfolio to determine if any declines in value are other than temporary. Our reviews for declines in value for privately held investments include reviewing historical and forecasted financial information as well as the market performance of similar publicly traded companies. Declines in value of publicly traded companies, measured by comparison of the market price of their securities to the cost of our investment, are considered other than temporary if those declines persist for successive quarters. As a result of our review during the three and six-month periods ended June 30, 2001, we determined that our investments in Mirror Image and other companies had declines in value that were other than temporary. Accordingly, we recorded impairment charges of approximately $4.3 million and $399.7 million, respectively, in our results of operations for the three and six-month periods ended June 30, 2001.

Impairment of Long-Lived Assets

          We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets include goodwill, identifiable intangible assets, and property and equipment, which are primarily related to IDCs. See Notes 4, 6 and 8 to the condensed consolidated financial statements. Events or circumstances that can affect the carrying amount of these assets include a decrease in the fair value of the underlying business, a decrease in the benefits realized from the acquired business or property and equipment, or a change in the operations of the acquired business. Recoverability of these assets is measured by comparing the carrying amount of each asset to the estimated future undiscounted net cash flows we expect that asset to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of its assets exceeds their fair value. Fair value of identifiable intangible assets and property and equipment will be determined by independent appraisal. Fair value of goodwill will be determined by comparing our implied fair value, based on market capitalization, to the fair value of our identifiable assets and liabilities in a manner similar to a purchase price allocation.

          At June 30, 2001, we had approximately $1.7 billion of goodwill and other intangible assets, which were primarily related to the acquisition of GlobalCenter on January 10, 2001, and approximately $2.8 billion of property and equipment, which were primarily related to our IDCs. Since the date of the GlobalCenter acquisition, there has been a decline in our stock price such that our net book value exceeds our market capitalization. Furthermore, the demand for our services has been adversely affected by the general economic slowdown. As a result of these circumstances, we have begun an analysis to determine whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. If as a result of this analysis we determine that there has been an impairment of our goodwill, intangible assets and property and equipment, asset impairment charges will be recognized in the quarter for which we conclude our analysis. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial position and results of operations.

Leverage and Debt Obligations

         We incurred a high degree of leverage to fund our capital expenditures, acquisitions and business expansion in general. As of June 30, 2001, our debt obligations were as follows (in millions):

                                                                     Balance at
                                            Maturity Date           June 30, 2001
                                            -------------           -------------
Senior Notes:
------------
Dollar-denominated 11 1/4% Notes                  2008                 $  275.3
Euro-denominated 11 3/8% Notes                    2008                 $  171.5    (Euro 200.0)
Dollar-denominated 10 3/4% Notes                  2009                 $  375.0
Euro-denominated 10 3/4% Notes                    2009                 $  107.2    (Euro 125.0)
Dollar-denominated 11 5/8% Notes                  2010                 $1,000.0
                                                             ------------------
                                                                       $1,929.0

Convertible Subordinated Notes:
------------------------------
5% Notes                                          2006                 $   52.0
4 3/4% Notes                                      2008                 $  500.0
5 1/4% Notes                                      2008                 $  575.0
                                                             ------------------
                                                                       $1,127.0

Other Debt Obligations:                           Varies               $  461.1
----------------------                                                 --------

     Total Debt Obligations                                            $3,517.1
                                                                       ========

Operating Losses and Other Factors Contributing to our Negative Cash Flow

         We continue to evaluate the demand for our services and may expand our network of IDCs domestically and internationally to meet such demand. Prior to building an IDC in a new geographic region, we employ various means to evaluate the market opportunity, including market research on Internet usage statistics, pre-selling services into the proposed market and analysis of specific financial criteria. At least eighteen months is required to select an appropriate location for an IDC, construct the necessary facilities, install equipment and telecommunications infrastructure, and hire operations and sales personnel needed to conduct business at that site. As a result, of expenditures relating to an IDC prior to its commencement, we expect individual IDCs to experience losses for at least a year from the initial customer installation. We expect these expenditures to continue and to contribute to significant losses for the foreseeable future. See "Factors Affecting Future Results--Our expansion produces a significant strain on our business and requires us to expend substantial resources."

         Since we began offering server hosting and Internet connectivity services in 1995, we have experienced operating losses and negative cash flows from operations in each fiscal quarter and year through the first fiscal quarter of 2000 and again in the first two quarters of fiscal 2001. As of June 30, 2001, we had an accumulated deficit of approximately $1.7 billion. Our limited operating history makes an evaluation of our prospects difficult. We intend to invest in new IDCs, network capacity, product development, and sales and marketing programs in the long term. Although we achieved EBITDA positive results (excluding the impact of adopting SAB No. 101 in fiscal 2000) for each quarter of 2000 and in the first two quarters of 2001, we believe that we will continue to experience losses on a quarterly and annual basis for the foreseeable future. As a company in the new and rapidly evolving market for Internet system and network management services, we encounter risks, expenses and other difficulties that affect our business and future prospects. There can be no assurance that we will achieve profitability on a quarterly or an annual basis or, if we do become profitable, that we will sustain profitability. See "Factors Affecting Future Results--Our short operating history and heavy losses make our business difficult to evaluate."


Results of Operations

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three and six-month periods ended June 30, 2001 and 2000. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements included in our 2000 Annual Report on Form 10-K and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q. These operating results are not indicative of the results to be expected for any future period.

EXODUS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Three Months Ended          Six Months Ended
                                                                         -------------------         ----------------
                                                                              June 30,                    June 30,
                                                                       ------------ -----------     ---------- ----------
                                                                          2001         2000           2001       2000
                                                                       ------------ -----------     ---------- ----------
Revenue
   Service revenue...................................................         89%         91%            87%        92%
   Other revenue.....................................................         11%          9%            13%         8%
                                                                             ---         ---           ----        ---
     Total revenue...................................................        100%        100%           100%       100%
                                                                             ---         ---           ----        ---

Cost of revenue
   Cost of service revenue...........................................         68%         61%            65%        63%
   Cost of other revenue.............................................          9%          8%            10%         7%
   Restructuring and asset impairment charges........................          5%         --              3%        --
                                                                             ---         ---           ----        ---
     Total cost of revenue...........................................         82%         69%            78%        70%
                                                                             ---         ---           ----        ---
     Gross profit....................................................         18%         31%            22%        30%
                                                                             ---         ---           ----        ---

Operating expenses:
   Marketing and sales...............................................         19%         25%            19%        24%
   General and administrative........................................         25%         17%            24%        18%
   Product development...............................................          1%          2%             1%         3%
   Amortization of goodwill and other intangible assets..............         36%          5%            33%         5%
   Merger, restructuring and asset impairment charges................         95%          0%            50%        --
                                                                             ---         ---           ----        ---
     Total operating expenses........................................        176%         49%           127%        50%
                                                                             ---         ---           ----        ---
     Operating loss..................................................       (158)%       (18)%         (105)%      (20)%
                                                                             ---         ---           ----        ---

Interest and other income (expense):
   Interest income...................................................          3%          6%             3%         8%
   Interest expense..................................................        (24)%       (17)%          (21)%      (22)%
   Loss on equity method investments.................................         (2)%        --             (1)%       --
   Loss on impairment of investments.................................         (1)%        --            (60)%       --
   Other expense, net................................................         (1)%        --             (1)%       (1)%
                                                                             ---         ---           ----        ---
     Total interest and other expense, net...........................        (25)%       (11)%          (80)%      (15)%

Net loss before cumulative effect of change in accounting principle..       (183)%       (29)%         (185)%      (36)%
                                                                            ----         ---           ----        ---
Cumulative effect of change in accounting principle..................         --          --             --         (3)%
                                                                            ----         ---           ----        ---
         Net loss....................................................       (183)%       (29)%         (185)%      (39)%
                                                                            ----         ---           ----        ---


   Revenue

         Service revenue consists of: (i) monthly fees from IDC services, which include networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, managed Web hosting, Web application management, and related installation services; (ii) fees for professional consulting services; and (iii) fees from the rental of equipment under operating leases. Other revenue consists of fees from the sale of equipment (including equipment leased under sales-type leases) and licenses of intellectual property.

         We adopted SAB 101 Revenue Recognition in Financial Statements, during 2000. As a result of the adoption of SAB 101, we determined that installation services related to monthly services do not represent a separate earnings process. Therefore, revenue from such installation services is deferred and recognized over the contractual term of the arrangement. Incremental direct costs of such installation services are deferred and amortized over the contractual term of the arrangement. Prior to the adoption of SAB 101, we recognized revenue for installation services upon completion of the services and the associated incremental costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the six-month period ended June 30, 2000, and is reflected as the cumulative effect of change in accounting principle.

   Service Revenue

         Service revenue increased 75% and 104% to $282.5 million and $582.7 million for the three and six-month periods ended June 30, 2001 from $161.4 and $285.7 million for the same periods of the prior year, respectively. Service revenue decreased from $300.2 million in the first quarter of 2001 to $282.5 million in the second quarter of 2001, a decrease of 6% quarter over quarter. The revenue growth from the corresponding periods in 2000 was due to increases in hosting and network services, as a result of increases in new customers, increased traffic, as well as new revenue arising from our managed services group, including storage management, security services, content distribution, managed hosting and Web application management. The decrease in service revenue from the first quarter of 2001 is due to the general economic downturn, which resulted in a decrease in the rate of new customer installations and reductions of orders from existing customers. We expect service revenue to increase during the remainder of 2001, but at a slower rate than it has in the past, resulting in a modest increase from current levels.


   Other Revenue

         Other revenue increased 122% and 246% to $36.2 million and $84.7 million for the three and six-month periods ended June 30, 2001 from $16.3 million and $24.4 million in the same periods of the prior year, respectively. Other revenue decreased from $48.4 million in the first quarter in 2001 to $36.2 million in the second quarter of 2001, a decrease of 25% quarter over quarter. The increase from the corresponding periods in 2000 relates primarily to the sale of a worldwide license to operate the DataVault services business, and all assets associated with that business in the first quarter of 2001, accounted for as a sales type lease. In the first two quarters of 2001, we recognized approximately $15.4 million of revenue from the sale of equipment necessary to operate the DataVault services business. We recognized approximately $13.3 million of revenue from the sale of the worldwide license to operate the DataVault services business. We recognized the revenue from the sale of the assets when sold and will recognize the license revenue ratably over the estimated twenty-one month life of the license. The total consideration attributed to the license of the DataVault service business was approximately $54.5 million, consisting of approximately $29.5 million in cash and future payments and approximately $25.0 million in convertible preferred stock. The remaining increase in other revenue was due to increased equipment sales in the three and six-month periods of 2001 compared to the same periods in the prior year. The decrease from the first quarter of 2001 was due to the one-time revenue recorded for the sale of all assets associated with the DataVault business in the first quarter of 2001. We expect other revenue to remain flat or decrease, as we do not expect other one-time transactions similar to the DataVault transaction. However, we expect equipment sales to increase modestly for the remainder of 2001 as we expand our customer base.


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


   Cost of Service Revenue

         Cost of service revenue increased 100% and 120% to $216.9 million and $431.4 million for the three and six-month periods ended June 30, 2001 from $108.3 million and $196.5 million in the same periods in the prior year, respectively. Our cost of service revenue increased from $214.5 million in the first quarter of 2001 to $216.9 million in the second quarter of 2001, an increase of 1% quarter over quarter. Our cost of service revenue as a percentage of service revenue was 77% and 74% for the three and six-month periods ended June 30, 2001 as compared with 67% and 69% for the same periods in the prior year, respectively. The increase in cost of service revenue in absolute dollars from the corresponding periods in 2000 was the result of an increased number of facilities, higher rent and occupancy expenses due to an increased number of operating IDCs, increased depreciation from building and expanding IDCs, transit and local loop connectivity costs, which were spent to connect the GlobalCenter IDCs to our network, and increased expense for additional backbone capacity and bandwidth usage on our network and from our network to other networks. The increases in cost of service revenue as a percentage of service revenue from 2000 related primarily to the decrease in the rate of service revenue growth, which was caused by the general economic downturn. We expect that cost of service revenue will increase in absolute dollars for the remainder of 2001 due to a full quarter of costs associated with the IDCs opened during the current quarter.

   Cost of Other Revenue

         Cost of other revenue increased 78% and 223% to $27.1 million and $68.8 million for the three and six-month periods ended June 30, 2001 from $15.2 million and $21.3 million in the same periods in the prior year, respectively. Cost of other revenue decreased from $41.8 million in the first quarter of 2001 to $27.1 million in the second quarter of 2001, a decrease of 35% quarter over quarter. Our cost of other revenue as a percentage of other revenue was 75% and 81% for the three and six-month periods ended June 30, 2001 as compared with 93% and 87% for the same periods in the prior year, respectively. The increase in cost of other revenue in absolute dollars from the corresponding periods in 2000 was due to the sale of assets associated with the DataVault service business and increased equipment sales as a result of an increased number of customers as compared with the first two quarters of 2000. The decrease in the cost of other revenue in absolute dollars from the first quarter of 2001 was due to the sale of assets associated with the DataVault business in the first quarter of 2001. We expect cost of other revenue to increase during the remainder of 2001, in absolute dollars, due to increased equipment sales. The fluctuation in cost of other revenue as a percentage of other revenue resulted from competitive pricing terms on equipment sales.


   Marketing and Sales

         Marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees, marketing programs and promotions, training and travel and entertainment expenses.

         Our marketing and sales expenses increased 34% and 68% to $59.2 million and $126.5 million for the three and six-month periods ended June 30, 2001 from $44.3 million and $75.2 million for the same periods in the prior year, respectively. However, our sales and marketing expenses decreased from $67.3 million in the first quarter of 2001 to $59.2 million in the second quarter of 2001, a decrease of 12% quarter over quarter. Our marketing and sales expenses as a percentage of revenue decreased to 19% for the three and six-month periods ended June 30, 2001 from 25% and 24% for the same periods of the prior year, respectively. The increase in marketing and sales expenses in absolute dollars from the corresponding periods in the prior year was due to additional headcount related expenses, such as payroll and benefits, which were primarily related to the acquisition of GlobalCenter, higher commission expense due to increased revenue and higher facility costs. The decrease in marketing and sales expenses as a percentage of revenue from the corresponding periods of 2000 was due to achieving certain economies of scale. The decrease in marketing and sales expenses in absolute dollars from the first quarter of 2001 was due to the cost reduction measures implemented in the current quarter. We expect marketing and sales expenses for the remainder of 2001 to remain flat in absolute dollars as we continue to reduce costs as we manage our cost structure in the current economic environment.


   General and Administrative

         General and administrative expenses are comprised primarily of salaries and benefits for our administrative and management information systems personnel, consulting fees, recruiting fees, legal and accounting fees, travel expenses and expenses associated with uncollectible amounts due from customers.

         Our general and administrative expenses increased 167% and 180% to $80.2 million and $158.3 million for the three and six-month periods ended June 30, 2001 from $30.0 million and $56.6 million for the same periods in the prior year, respectively. Our general and administrative expenses have increased from $78.1 million from the first quarter of 2001 to $80.2 million in the second quarter of 2001, an increase of 3% quarter over quarter. Our general and administrative expenses as a percentage of revenue increased to 25% and 24% for the three and six-month periods ended June 30, 2001 from 17% and 18% for the same periods of the prior year, respectively. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue from the corresponding periods in the prior year was a result of increased bad debt expense associated with uncollectible amounts due from customers, increased payroll related costs due to increased headcount related to the acquisition of GlobalCenter, increased costs associated with our facilities and increased professional fees. The increase in general and administrative expenses in absolute dollars from the first quarter of 2001 was due primarily to investments in our IT infrastructure. We expect general and administrative expenses for the remainder of 2001 to remain flat or decrease primarily due to our attempts to reduce operating expenses and manage our cost structure in the current economic environment. We anticipate that in the next quarter we will incur approximately the same level of bad debt expense as in the current quarter. We expect that bad debt expenses will begin to decrease towards historical rates as the economic environment improves.

   Product Development

         Product development expenses consist primarily of salaries and benefits for our product development personnel and fees paid to consultants.

         Our product development expenses increased 20% and 36% to $4.3 million and $10.1 million for the three and six-month periods ended June 30, 2001 from $3.6 million and $7.4 million for the same periods in the prior year, respectively. Product development expenses decreased from $5.8 million for the first quarter of 2001 to $4.3 million in the second quarter of 2001, a decrease of 26% quarter over quarter. Our product development expenses as a percentage of revenue were 1% for the three and six-month periods ended June 30, 2001 as compared with 2% for the same periods of the prior year. The increase in product development expenses in absolute dollars, from the corresponding periods of the prior year, was a result of higher depreciation and other facility costs. The decrease in absolute dollars and as a percentage of revenue from the first quarter of 2001 was due to decreased compensation and fewer consulting services. We expect that product development expenses will remain flat in absolute dollars as we continue to manage our cost structure in the current economic environment.


   Amortization of Goodwill and Intangible Assets

         As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca Systems, Inc. in October 1998; American Information Systems, Inc. in February 1999; Cohesive Technology Solutions, Inc. in July 1999; Global Online Japan Co., Ltd. in December 1999; KeyLabs. In February 2000; the assets of the Professional Services Division of NSSI. In February 2000; Grenville in August 2000; and GlobalCenter in January 2001. In connection with those acquisitions, we have recorded intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was approximately $116.0 million and $219.6 million for the three and six-month periods ended June 30, 2001 as compared with $8.8 million and $16.6 million for the same periods in the prior year, respectively. These intangibles are being amortized on a straight-line basis over a weighted average useful life of approximately 4 years. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Since the date of the GlobalCenter acquisition, demand for our services has been adversely affected by the general economic decline. We have begun an analysis to determine whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value of indentifiable intangible assets and property and equipment will be determined by independent appraisal. Fair value of goodwill will be determined by comparing our implied fair value, based on our market capitalization, to the fair value of our indentifiable assets and liabilities. This analysis is expected to be completed in the quarter ending September 30, 2001. If as a result of our analysis we determine that there has been an impairment of our goodwill, intangible assets and property and equipment, the impairment will be recognized in asset impairment charges in the quarter ending September 30, 2001. Such an impairment charge may be significant and may have a material adverse effect on our financial position and results of operations if and when the impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of 2001.

         In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which we intend to adopt on January 1, 2002. Upon adoption, goodwill with identifiable intangible assets with indefinite lives will no longer be amortized. This statement will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment. The Company is currently evaluating the provisions of SFAS 142. See Note 11 of Notes to Condensed Consolidated Financial Statements.


   Merger, Restructuring and Asset Impairment Charges

         In connection with the GlobalCenter acquisition in the first quarter of 2001, and the general business downturn, we announced plans to consolidate certain sales and administrative offices, to discontinue certain IDC design and investigation projects where the combined company had sufficient facilities, to cut discretionary spending, to reduce the amount of capital expenditures, and to reduce our workforce.

         For the three and six-month periods ended June 30, 2001, we recorded merger, restructuring and asset impairment charges of approximately $318.3 million and $348.9 million, respectively. The $318.3 million charge recorded in the three-month period ended June 30, 2001 included $90.0 million related to the write off of property and equipment and other assets (of which approximately $17.0 million was recorded as a cost of revenues); $214.5 million of estimated lease contract termination, costs; $12.7 million of employee termination and severance; and $1.3 million of charges related to acquisition integration.

         The $348.9 million charge recorded in the six-month period ended June 30, 2001 included $113.8 million related to the write off of property and equipment and other assets (of which approximately $17.0 million was recorded as a cost of revenues); $218.6 million of estimated lease contract termination costs; $12.8 million of employee termination or severance charges; and $3.8 million of charges related to acquisition integration.


   Interest Income

         Interest income was $9.0 million and $23.1 million for the three and six months ended June 30, 2001, compared with $11.0 million and $24.1 million in the same periods in the prior year, respectively, and $14.1 million in the first quarter of 2001. The fluctuations in interest income relate to changes in our average cash balance and prevailing interest rates during these periods. We expect that interest income will decrease as we expect our average cash balance to decrease to fund daily operations.


   Interest Expense

         Interest expense increased to $75.6 million and $145.9 million in the three and six-month periods ended June 30, 2001 from $30.3 million and $68.7 million for the same periods in the prior year, respectively, and $70.4 million in the first quarter of 2001. The increases reflect our issuance of $1.0 billion of 11 5/8% senior notes and Euro 200.0 million ($171.5 million) of 11 3/8% senior notes in July 2000, our borrowing of $150.0 million under a senior secured credit facility in October 2000, other bank borrowings for our Japanese subsidiary of approximately $56.7 million in December 2000, our issuance of $575 million of 5 1/4% of convertible subordinated notes in February 2001, borrowings to finance the purchase of certain real estate and increased borrowings of approximately $116.0 million, as we entered into equipment loans and lease agreements to finance equipment purchases and IDC construction. We expect interest expense will decrease slightly in the near term as we have prepaid the $150.0 million outstanding principal balance under the senior secured credit facility and terminated the facility in July 2001. However interest expense will be affected by the timing of when property and equipment is placed into service as we capitalize interest on all ongoing construction projects.


   Loss on Equity Method Investments

         For the three and six-month periods ended June 30, 2001, we incurred losses of approximately $6.2 million and $8.0 million, respectively, from our investment in voting convertible preferred stock of a privately held company over which we exercise a significant influence.


   Loss on Impairment of Investments

         For the three and six-month periods ended June 30, 2001, we incurred losses on our equity investments of approximately $4.3 million and $399.7 million, respectively. The losses primarily related to our investment in Mirror Image, Inc. and other declines in the fair value of our investments in privately held companies, which we deemed to be other than temporary.


   Other Income (Expense), Net

         Net other expense was $2.9 million and $6.2 million for the three and six-month periods ended June 30, 2001 as compared with zero and $3.5 million for the same periods in the prior year. Other income (expense), net relates primarily to net gains or losses on foreign currency transactions and realized gains or losses on the sale of investments. The change in the first two quarters of 2001 as compared with same periods in the prior year is due primarily to the movement of foreign currency exchange rates against the dollar.

   EBITDA

         "EBITDA" represents income (loss) before net interest and other income (expense), income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges, including but not limited to losses on disposal of property and equipment, gains or losses on equity investments, losses on impairment of investments, and merger, restructuring and asset impairment charges. We had an EBITDA profit of approximately $3.2 million and $8.6 million for the three and six-month periods ended June 30, 2001 compared to an EBITDA profit of approximately $8.1 million and $0.2 million for the same periods in the prior year, respectively. The decrease in the level of EBITDA from the first quarter of 2001 was primarily due to lower than expected revenues and the acquisition of GlobalCenter. The IDCs acquired from GlobalCenter, as well as GlobalCenter's operations overall, historically had significant EBITDA losses.

         Although EBITDA should not be used as an alternative to operating loss or net cash provided by or used for operating activities, investing activities or financing activities, each as measured under accounting principles generally accepted in the United States of America, and, although EBITDA may not be comparable to other similarly titled information from other companies, our management believes that EBITDA is an additional meaningful measure of performance and liquidity.


   Liquidity and Capital Resources

         From inception through June 30, 2001, we financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, a public offering of common stock in February 2001, our senior notes offerings in July 1998, June 1999, December 1999 and July 2000, our convertible subordinated notes offerings in March 1999, December 1999 and February 2001, our senior secured credit facility in October 2000, and through various types of equipment loans, lease lines and working capital lines of credit. At June 30, 2001, our principal source of liquidity was approximately $616.8 million in cash and cash equivalents.

         On October 31, 2000, we entered into a senior secured credit facility with a syndicate of banks under which, subject to our compliance with our existing indentures, compliance with financial covenants and the satisfaction of customary borrowing conditions, we were permitted to borrow up to $600.0 million, depending on our qualifying accounts receivable balances and meeting certain debt covenants. We borrowed an initial $150.0 million against one of the term loan facilities on October 31, 2000. At June 30, 2001 the senior secured credit facility and our other existing financing arrangements, required us to maintain specific financial ratios and comply with covenants requiring minimum financial results, including EBITDA amounts, and placed restrictions on our ability to incur debt, incur liens, make investments, sell assets, incur capital expenditures and make restricted payments. On July 2, 2001, we prepaid the $150 million outstanding principal balance under this senior secured credit facility and terminated the facility. In addition to paying the principal amount, we paid approximately $3.8 million of accrued interest and other fees. We also recognized all of the prepaid debt issuance costs associated with the loan, which will be classified as other income (expense) in our results of operations for the third quarter of 2001.

         In February 2001, we issued $575.0 million aggregate principal amount of 5 1/4% convertible subordinated notes due February 15, 2008. Our aggregate net proceeds of this offering were approximately $558.3 million after deducting offering expenses. Concurrent with our offering of 5 1/4% convertible subordinated notes, we sold 13,000,000 shares of common stock at $18.50 per share, and received net proceeds of approximately $229.4 million.

         As of June 30, 2001, borrowings under our outstanding senior secured credit facility, equipment loans and lines of credit, capital lease obligations, mortgages and senior and convertible notes were approximately $3.5 billion.

         Net cash used for operating activities for the six-month period ended June 30, 2001 was approximately $299.8 million, primarily due to continued losses, decreases in accounts payable and increases in accounts receivable. This was partially offset by depreciation and amortization, noncash merger, restructuring and asset impairment charges recorded in connection with the acquisition of GlobalCenter and the reorganization of our business operations, and non-cash charges on the impairment of Mirror Image and other equity investments. This compares to net cash provided by operating activities for the six-month period ended June 30, 2000 of approximately $7.5 million, which was primarily due to depreciation and amortization and increases in accounts payable and accrued expenses, offset by net losses and increases in accounts receivable and prepaid expenses.

         Net cash used for investing activities for the six months ended June 30, 2001 was approximately $726.2 million due primarily to capital expenditures for the construction of IDCs, offset in part by the cash acquired in the GlobalCenter acquisition. This compares to net cash used for investing activities for the six months ended June 30, 2000 of approximately $539.2 million, which was due to capital expenditures for the construction of IDCs, and our investment in Mirror Image.

         Net cash provided by financing activities for the six months ended June 30, 2001 was approximately $856.9 million, due primarily to the proceeds from the convertible debt and common stock issued in February 2001 and proceeds from a bank loan in March and May 2001. This compares to net cash provided by financing activities for the six months ended June 30, 2000 of approximately $42.7 million, which was primarily due to the proceeds from the issuance of common stock.

         As of June 30, 2001, we had commitments under capital leases and under noncancelable operating leases of approximately $3.2 billion through 2016.

         In January 1999, we entered into an agreement with a telecommunications company to obtain telecommunications services for a period of 60 months with a minimum commitment of $1.0 million per month.

         In August 1999, we entered into a capacity purchase agreement with a second telecommunications company. The agreements provide for a total potential outlay of up to $105.0 million for fiber capacity and related maintenance covering approximately 25 years. As of June 30, 2001, we had paid approximately $40.6 million, related to these agreements, which is included in other assets in the accompanying balance sheets.

         In connection with the acquisition of GlobalCenter, we entered into two network services, marketing and cooperation agreements, one with Global Crossing Ltd. and the other with Asia Global Crossing Ltd., a company affiliated with Global Crossing Ltd. (collectively, "Global Crossing"). Under these arrangements, we agreed for a period of ten years to purchase at least 50% of our future network needs outside of Asia and at least 60% of our future network needs in Asia from Global Crossing. Global Crossing agreed to use us as its exclusive provider of Web hosting services for a period of two years, and to provide us with preferred pricing on all network services and assets offered by Global Crossing.

         We may enter into additional equipment loans and capital leases as we expand our operations in the long term.

         The indentures governing our debt obligations permit us to incur additional indebtedness subject to the satisfaction of certain financial covenants. As a result, we may consider from time to time private or public sales of additional debt or equity securities, and we may continue entering into other credit facilities and financing arrangements, depending on market conditions, in order to finance our business.

         We filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC in July 2000. Under that registration statement, approximately $1.2 billion aggregate principal amount of securities remains eligible to be sold in primary offerings. We have no plans at the present time to issue securities pursuant to the registration statement and the trading price of our common stock and the downturn of the debt and equity capital markets in general would make it difficult for us to obtain any additional financing through the issuance of debt or equity securities in the capital markets on terms that are acceptable to us, or at all. However if market conditions change, we could issue such securities.

         We expect cash and cash equivalents to decrease in the next fiscal quarter, because we expect cash used in operating and investing activities to be greater than the cash provided by financing activities.

         We believe our currently estimated working capital and capital expenditure requirements over the next 12 months can be met with existing cash and cash equivalents, cash from sales of services to customers and collections of existing and future accounts receivable from customers, cash from sales of investments and other property, existing and future lease financings and other financing lines of credit, and other debt or equity financings. We may also seek to raise additional funds through public or private debt or equity financings, strategic relationships or other arrangements.

         There can be no assurance that we will be successful in generating sufficient cash flows through revenue increases, expense reductions and additional capital raising, to support our operations or any additional growth. See "Factors Affecting Future Results--Our expansion produces a significant strain on our business and requires us to expend substantial resources."

Factors Affecting Future Results


We are highly leveraged; our substantial leverage and debt service obligations adversely affect our cash flow and could affect our ability to service our debt or obtain additional financing, if necessary.

         Our debt is substantial. As of June 30, 2001, it totaled approximately $3.5 billion and included approximately $1.9 billion of senior notes, $1.1 billion of convertible notes and $461.1 million of various loans, lines of credit and capital leases.

         We may add additional long-term debt, equipment loans, lease lines of credit, asset-based financings, mortgages or other financing arrangements to finance capital expenditures for our IDCs, working capital and equipment. It is possible that we may be unable to generate cash sufficient to pay the principal and interest on our debt when due. Our sublantial leverage could harm us by:

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

         . affecting public perception and customer concerns regarding our financial stability thereby further limiting our ability to obtain additional financing and to acquire and retain customers; and

         .   placing us at a competitive disadvantage.

         The downturn in the equity and debt markets generally makes it more difficult for us to obtain financing through the issuance of equity or debt securities in the capital markets. We cannot be certain that additional financing will be available when needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preference or privileges senior to those of existing holders of our common stock.


We may experience difficulties developing and maintaining customer relationships due to their perceptions of our financial position.

         Our customers' perceptions of our financial stability may be affected by current general macro-economic conditions and the extent to which we have funded our expansion with debt. General economic conditions, our significant debt obligations, our recent announcements of revised earnings and revenue guidance, pre-paying outstanding obligations and terminating our senior secured credit facility may have created a customer perception of relative illiquidity. Our customers may perceive that there is increased risk in doing business with us due to our current financial position. To the extent that they exist, these perceptions may cause customers to question our financial stability and viability and thereby increase the difficulties inherent in securing and maintaining customer relationships necessary to our business.


Our short operating history and heavy losses make our business difficult to evaluate.

         Our limited operating history and the pace of change in our business make evaluating our business operations and our prospects difficult. We have incurred operating losses each fiscal quarter and year since 1995. Our accumulated deficit was approximately $1.7 billion as of June 30, 2001. We anticipate continuing our investments in new IDCs and network infrastructure, product development, sales and marketing programs, and personnel in the long term. As a result, we believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash or equity to acquire complementary businesses, products, services or technologies. Although we have experienced significant growth in revenue historically, our growth is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or annual basis.


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

         . customer retention, acquisition and satisfaction, including customers terminating their services as a result of their perceptions of us, their own financial difficulties or their decisions to downsize their Internet operations;

         .   capacity utilization of our IDCs;

         . the timing of and magnitude of and effective synergy with acquisitions of complementary businesses and assets, including our relatively recent acquisition of GlobalCenter;

         .   the timing of customer installations;

         .   the provision of customer discounts and credits;

         .   the mix of services we sell;

         . the timing and success of marketing efforts and service introductions by us and our competitors;

         . the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;

         . the timing of expansion of existing IDCs and completion of new IDCs, including obtaining necessary permits and adequate public utility power;

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

         In addition, a large portion of our expenses are fixed, particularly our expenses for telecommunications capacity, depreciation, interest, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. Furthermore, if we were no longer able to offer third-party products with our service offerings, our product development costs could increase significantly to meet anticipated customer demand for new complementary services. Finally, many of our customers are emerging growth companies or recently created Internet-centric divisions of existing well established companies, which may have negative cash flows and/or whose Internet ventures may not be well received, so we may not be able to collect receivables on a timely basis or at all.


We may not realize all of the potential benefits of our relatively recent acquisition of GlobalCenter.

         One of our reasons for acquiring GlobalCenter in January 2001 was to utilize its facilities and employees to provide an enhanced level of services in connection with our Web hosting and managed and professional services operations. If we are not successful in realizing the ability to provide that enhanced level services and in creating synergies with the former GlobalCenter IDCs, service operations and management teams, our employee morale might decline, key employees could leave and customers could terminate the services they are receiving from us, cancel existing orders or choose not to place new ones.

         Successfully combining Exodus and GlobalCenter depends, in significant part, on the continued services of former GlobalCenter management personnel and of its former key technical and sales personnel. Many members of GlobalCenter's former management team terminated their relationships with GlobalCenter prior to our acquisition. We also recently have announced reductions in force effective throughout the organization. These departures could harm our ability to manage GlobalCenter's business and our combined operations. Losing these personnel could slow or prevent us from realizing any benefits of acquiring GlobalCenter.

         Just prior to our acquisition, GlobalCenter increased its spending on investment in IDCs, network capacity and personnel, which could result in net losses in excess of historically reported results. We have announced the delayed or halted opening of certain IDCs. If we are unable to realize revenue increases as a result of our acquisition, we will not realize some of the benefits of the acquisition and our financial results will be harmed.


We may not achieve expected benefits of our joint venture agreement with Asia Global Crossing.

         In September 2000, we agreed to form a joint venture with Asia Global Crossing Ltd., for the purpose of providing our services in Asia. In March 2001, we formed the joint venture entity, EAP Ltd., as a Bermuda corporation. To date, negotiations have been lengthy and complex, but have not resulted in the development of any operating joint venture entities. Delays in the development of the joint venture have postponed the realization of any benefits of the joint venture agreement. In addition, if we are unable to form business partnerships among local Asian entities and the joint venture, if and when the joint venture is developed, we may have difficulty penetrating individual Asian markets. If the joint venture is not fully developed or is terminated after formation, we also could face additional competition in Asia and may not realize many of the benefits from the joint venture that we expected to achieve.

We may experience difficulty in realizing the benefits of the acquisitions that we have completed, which could harm our operating results.

         In our short operating history, we have completed many acquisitions of complementary businesses. In January 2001 we acquired GlobalCenter, a leading provider of Internet infrastructure services. We anticipate that we may acquire other businesses and assets and add complementary technologies and personnel in order to expand our business in the future. Realizing the benefits of acquisitions requires integrating them and creating new efficiencies, which requires a substantial amount of management resources and attention. If we fail to realize benefits from acquired businesses, retain their employees and customers, or address new markets associated with the acquired businesses, our business and financial results will be harmed.

Our expansion produces a significant strain on our business and requires us to expend substantial resources.

         One of our key long-term strategies is to expand our network by opening additional IDCs in geographically diverse locations. To expand successfully, we must be able to assess markets, locate and secure new IDC sites, install telecommunications circuits and equipment and IDC facilities, and establish additional interconnections with Internet service providers. We must also continue to improve our operational and financial systems and expand, train and manage our employee base.

         For new IDCs, we expect to expend substantial resources for leases or purchases of real estate, improvements of facilities, equipment purchases, implementation of multiple telecommunications connections, and recruiting and hiring qualified personnel. Moreover, we expect to make significant new investments in sales and marketing and development of new services as part of our expansion strategy. If we fail to generate sufficient cash flows or to raise sufficient funding, we may be required to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

         In general, it takes us at least six months to select the appropriate location for a new IDC, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. Expenditures commence well before the date the IDC opens, and it takes an extended period for us to approach break-even capacity utilization. As a result, we expect that individual IDCs will experience losses for in excess of one year from the time they are opened. Growth in the number of our IDCs is likely to increase the amount and duration of losses. In addition, if we do not attract customers to new IDCs in a timely manner, or at all, our business will be materially adversely affected.


We are subject to restrictive covenants in our indentures that limit our flexibility in managing our business.

         Our senior notes contain restrictions on our ability to incur debt, pay dividends or make other restricted payments, grant liens on our assets, sell assets, enter into affiliate transactions and take other actions. Furthermore, our existing financing arrangements are, and future financing arrangements are likely to be, secured by some or all of our assets. Complying with any such covenants could cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. For example, these covenants may restrict us from financing operating expenditures with debt. Our failure to comply with those covenants or our inability to have them waived or modified, if necessary, may have a material adverse effect on our business and our ability to adjust to changing conditions.


         Moreover, if we are unable to meet the terms of the financial covenants of the indentures for our senior notes, or if we breach any of these covenants, a default could result under one or more of these agreements. A default, if not waived by the holders of our senior notes, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt and it is unlikely that we would be able to borrow sufficient additional funds to refinance such debt. Even if new financing is made available to us, it may not be available on terms acceptable to us.

Some of our customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and may fail over the long term and some of our other customers that are non-Internet based businesses may scale back or discontinue their Internet operations.

         Approximately 37% of our monthly recurring revenue at the end of the second quarter of 2001 was derived from customers that we classify as emerging Internet-based businesses, and we expect that a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers and an uncertain economic climate, including the inability to raise capital, make their continued viability uncertain. Some of these customers have encountered financial difficulties and/or gone out of business. In the future, others may do so, and reduce or terminate the services they receive from us, fail to pay for our services or delay payment. If these payment difficulties are substantial, our business and financial results could be harmed.

The success of our business depends on the overall demand for information technology and services, and Internet Data Center services in particular.

     Our success depends on the growth of overall demand for information technology and services, particularly in the market for Internet system and network management solutions for enterprises with mission-critical Internet operations. Our business is affected by general economic and business conditions throughout the world. A softening of demand for Internet infrastructure services and information technology and services caused by a weakening of the global economy in general and the U.S. economy in particular, and the lack of success of certain new business models or lines of business that depend on the Internet, has resulted in a recent decline in revenue and slower growth for us. If such trend continues, our growth will slow further, our revenue may decrease further, our financial results will be harmed and this may have a material adverse effect on our business.

We have been named as a defendant in recently initiated securities class action litigation and may in the future be involved in further litigation which may result in substantial costs and divert management's attention and resources.


     Class action lawsuits have been filed in which we and certain executive officers have been sued for alleged violations of federal securities laws. We believe that these claims are without merit, and we intend to engage in a vigorous defense of this litigation. If we are not successful in our defense of such claims, we could be forced to make significant payments in connection with this litigation and such payments could have a material adverse effect on our business, financial condition, results of operations and liquidity. Even if we successfully defend such claims the litigation could result in substantial costs and divert management attention, which could have an adverse effect on our business.

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

     .  network security; and

     .  financial resources, including access to capital.

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

     Some of our competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. Moreover, they may have greater access to capital or access on more favorable terms. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products, adopt more aggressive pricing policies and be subject to less restrictions as a result of financial covenants. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services competitive with those we provide.

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

Accounting principles relating to revenue recognition, business combinations and other topics relevant to our business, and our application of those principles, may change, which may adversely affect our results of operations.

     In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements, which we adopted in 2000. This guidance may continue to evolve. In addition, applying revenue recognition principles to a business like ours is complex. This complexity is in part a function of the continual interpretation of accounting principles by accounting standard setters. In addition, changes in our relationships with particular customers may require us to change how we account for revenue from those customers. These changes could have a material adverse effect on the timing of revenue recognition and could adversely affect our financial condition and results of operations.

     As a result of recently issued financial accounting standards, in 2002 we will be required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. We will also be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. These changes could have a material adverse effect on our accounting for goodwill and other intangible assets and could adversely affect our financial condition and our results of operations.

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

     The market valuations of technology companies have been highly volatile in recent years, and in recent months those market valuations have generally trended downward. Because of this downward trend, we were required to incur charges for the impairment of values of our investment of $4.3 million and $399.7 million for the three and six-month periods ended June 30, 2001, respectively, and this impairment had an adverse effect on our financial position and results of operations. We are also required to mark to market periodically the values of any publicly traded investments we hold. These measurements could result in declines in values reflected in our balance sheet. If these declines are deemed to be other than temporary, these declines could adversely affect our results of operations.

System failures could lead to significant costs.

     We must protect our network infrastructure, our equipment and our customers' equipment (including data) against damage from human error, security breaches, power loss and other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. Despite the precautions we have taken, a natural disaster or other unanticipated problems at one or more of our IDCs could result in interruptions in our services or significant damage to customer equipment. In addition, the failure of any of our telecommunications providers, such as Global Crossing, to provide consistent data communications capacity or other network providers to provide interconnection agreements could result in service interruptions. In the future, we expect to become more dependent on Global Crossing for data communications capacity. Any damage to, or failure of, our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business. In the past, we have experienced interruptions in specific circuits within our network resulting from events outside our control, temporary loss of power, and failure of networking equipment, all of which led to short-term degradation in the level of performance of our network or temporary unavailability of our services. If we incur significant financial commitments to our customers in connection with our failure to meet our service level commitment obligations as a result of system downtime, our liability insurance may not be adequate to cover those expenses, and our results of operations and financial condition may be adversely affected.

Prolonged electrical power outages or shortages could harm our business.

     Our IDCs and other facilities are susceptible to regional electrical power shortages and planned or unplanned power outages caused by these shortages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we have experienced situations where our back up generators briefly failed to function properly and service to customers was interrupted. We also attempt to limit our financial liability for system downtime by giving customers credits for free service each month for all disruptions of service during that month. Nonetheless, customers may seek additional remedies. The overall power shortage in California has increased the cost of energy, which we may not be able to pass on to our customers. Moreover, our power providers have informed us that there may be future power outages and rolling blackouts. Power outages which last beyond our backup and alternative power arrangements, or in the event these backup and alternate arrangements do not function properly, could harm our customers and our business. Any material future interruptions of service could result in material claims and have an adverse effect on our financial position and results of operations.

If we do not manage growth, consolidation and restructuring effectively, our business will be harmed.

     We have experienced in the past, and may further experience in the future, rapid growth with respect to the building of our IDCs and network infrastructure, acquisitions of assets and companies, expansion of our service offerings, geographic expansion and expansion of our customer base. We have experienced both increases in the number of employees and subsequent reductions in force. This growth, consolidation and restructuring have placed, and we expect it to continue to place, a significant strain on our financial, management, operational and other resources, including our ability to ensure customer satisfaction. Management of our growth and consolidation also requires significant time commitments from our senior management and strains their ability to manage the existing business. As we seek to complement our service offerings our relationships with third parties are likely to become complex. Our ability to adjust effectively to changing economic conditions will require us to continue to modify operating and financial procedures and controls, to replace or upgrade our operational, financial and management information systems and to attract, train, motivate and retain key employees. If our executives are unable to manage change effectively, our business could be materially adversely affected.

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

     To satisfy customer requirements, we must continue to expand and adapt our network infrastructure. We depend on Global Crossing and other telecommunications providers for our network capacity. In the future, we may seek to provide telecommunications connectivity directly to our customers as a regulated carrier. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate telecommunications provisioning and infrastructure. Due to the limited deployment of our services to date, our ability to connect and manage a substantially larger number of customers at high transmission speeds or provide telecommunications services directly to customers is unknown. We have yet to prove our network's ability to be scaled up to higher customer levels while maintaining superior performance. Furthermore, it may be difficult for us to increase our network capacity quickly in light of current necessary lead times within the industry to purchase circuits and other critical items. If we fail to achieve or maintain high capacity data transmission circuits, customer demand could diminish because of possible degradation of service. In addition, as we upgrade our telecommunications infrastructure to increase bandwidth available to our customers, we expect to encounter equipment or software incompatibility, which may cause delays in implementation.

We depend on network interconnections provided by third parties who may raise their fees or deny access.

     We rely on private and public network interconnections that allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue these interconnections, our ability to exchange traffic would be significantly constrained. Furthermore, our business will be harmed if these networks do not add more bandwidth to accommodate increased traffic. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any of these networks, some of which are significantly larger than we are, from increasing fees or denying access. In early 2000, one network with which we previously maintained interconnections unilaterally terminated its interconnections with us. In the future, other networks could refuse to continue to interconnect directly with us, might impose significant costs on us or might limit our customers' access to their networks. In these events, we may not be able, on a cost-effective basis, to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks or may lose customers if we do pass through any such costs. In these cases, our business could be harmed.

Difficulties presented by international economic, political, legal, accounting and business factors could harm our business in international markets.

     A component of our strategy is to expand into international markets. We have IDCs and operations in several foreign countries. We may open additional international IDCs during 2001. We may also develop or enter into joint ventures or outsourcing agreements with third parties, acquire rights to high-bandwidth transmission capability, acquire complementary businesses or operations, or establish and maintain new operations outside of the United States. Thus, we may depend on third parties to be successful in our international operations. In addition, the rate of development and adoption of the Internet has been slower outside of the United States, and the cost of bandwidth has been higher, which may adversely affect our ability to expand operations and may increase our cost of operations internationally. The risks inherent in conducting business internationally include:

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

     Our future success will depend on our ability to offer services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to, or compatible with, our business. In addition, we may not be able to incorporate advances on a cost-effective and timely basis. Moreover, technological advances may have the effect of encouraging our current or future customers to rely on in-house personnel and equipment to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures and lead-time.

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

     The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services relies on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect confidential customer and end user data stored on or transmitted through our network. Recently, numerous computer viruses have circulated throughout the world. Our network and our customer sites are potentially vulnerable to these viruses, which could impair our ability to deliver services to our customers, which could harm our results of operations. Our IDCs have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Exodus and others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in and transmitted through our computer systems or those of our customers. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate this confidential information. As a result, we could become liable to others and lose existing or potential customers. If any of our customers are held liable for fraudulent credit card transactions, theft of data or other illegal activities that take place on our network, these customers or others may sue us for losses. Our insurance coverage may be insufficient to cover losses that may arise from these events. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

We depend on third-party equipment and software suppliers.

     We depend on vendors to supply key components of our telecommunications infrastructure, system and network management solutions, managed Web hosting and Web application management. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business will be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business will be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance. In addition, unknown software and hardware problems with respect to our Web hosting and Web application management solutions could impair our ability to deliver these services uninterrupted to our customers.

Government regulation and legal uncertainties may harm our business.

     Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has recently considered enacting Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit or offensive material. The European Union and other countries have also enacted their own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet and our products and services. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or through the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations or liability, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business. In the future, should we undertake to directly provide regulated telecommunications services, we could find that we are subject to additional regulation, taxation and liabilities, which could have a material adverse affect on our business.

We could be held liable for the information disseminated through our network.

     The law relating to the liability of online services companies and Internet access providers for information and commerce carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states and foreign countries where we operate or may operate in the future have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources or cause us to discontinue various service or product offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business. While we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

     Some businesses, organizations and individuals have in the past sent unsolicited commercial e-mail messages through our network or advertising sites hosted at our facilities to a massive number of people. This practice, known as "spamming," has led to some complaints against us. In addition, some Internet service providers and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, we cannot be sure that customers, or their customers and users, will not engage in this practice, which could have a material adverse effect on our business. Moreover, the federal government and foreign countries where we operate or may operate in the future are currently considering legislation in regards to spamming which may require us to incur compliance costs or impact our business in unforeseeable ways.

Our future success depends on our key personnel, the performance of new management and avoiding unwanted attrition.

     Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel. Any officer or employee can terminate his or her relationship at any time. If we lose the services of one or more of our key employees or are unable to attract additional qualified personnel, our business would be adversely affected. Should employees or management depart, their departures could create further attrition and adversely affect our business. We do not carry key-person life insurance for any of our employees.

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

If the use of the Internet does not continue to grow and Internet infrastructure does not develop, our business will be harmed.

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

Our stock price has declined rapidly and may not recover to historical levels.

     The market price of our common stock has been volatile in the past. The securities markets in general, and Internet stocks and our stock in particular, have experienced significant price declines. There can be no assurance that in the future our stock price will rise to any historical level.

If there is a change of control of Exodus, we may be required under the provisions of our indentures to repurchase or repay the debt outstanding under those agreements.

     The provisions of our indentures could limit the price that investors might be willing to pay for shares of our common stock and significantly impede the ability of the holders of our common stock to effect change in our board of directors. In addition, we have adopted a poison pill rights plan, which has anti-takeover effects. Our rights plan, if triggered, will cause substantial dilution to a person or group that attempts to acquire our company on terms not approved by our board of directors. Provisions and agreements that inhibit or discourage takeover attempts could reduce the market value of our common stock.

As a result of our acquisition of GlobalCenter, Global Crossing has a substantial ownership interest in Exodus, and future sales of our common stock by Global Crossing could cause the price of our common stock to decline.

     As a result of our acquisition of GlobalCenter in January 2001, Global Crossing, the former parent company of GlobalCenter, acquired approximately 108 million shares, which would represent approximately 19.4% of our outstanding common stock as of June 30, 2001. Global Crossing has agreed that it will vote its shares of our common stock, at its option, either as directed by us or in the same proportion as our other stockholders until the earlier of five years after the merger or the time that its percentage ownership of Exodus is reduced to below 10%. This agreement does not, however, apply to a proposal relating to a change in control of Exodus. Therefore, Global Crossing will have influence over the outcome of a stockholder vote on any matter relating to a change in control of Exodus. In addition, Global Crossing has the right to designate one nominee for election to our board of directors for as long as it owns at least 10% of our outstanding common stock. As a result of these agreements, Global Crossing is able to influence the management of Exodus.

     All of the shares of our common stock issued at the completion of the merger were restricted shares. We have registered the resale of these shares and have agreed to keep the registration statement effective until the registered shares are sold or until Global Crossing owns less than 3% of our outstanding common stock. Global Crossing has agreed not to sell its shares until January 2002, except under limited circumstances. The market price of our common stock could decline as a result of sales by Global Crossing of its shares of our common stock or the perception that these sales could occur.

The terms of our debt agreements restrict us from making payments with respect to our common stock.

     Our ability to pay cash dividends on, or repurchase shares of, our common stock is limited under the terms of our senior debt indentures. We do not currently intend to pay any cash dividends for the foreseeable future.

Reductions in force may harm our business operations and may require us to incur expenses that could diminish cash reserves or adversely affect our financial results.

Workforce reductions may affect us directly, by reducing customer service levels, or indirectly by raising concerns among customers, other corporate partners and employees. We recently announced reductions in our worldwide workforce, and to date in 2001 we have recorded charges of $13.1 million for employee termination and severance. We are reducing our workforce by more than 1,500 employees to less than 3,000 employees. Such workforce reductions are expected to continue until September 30, 2001. Workforce reductions may also subject us to the requirements of mass employee termination laws and regulations in jurisdictions where we have employees, which may subject us to additional costs. In addition, terminated employees may possess specific knowledge or expertise, the lack of which may cause operational difficulties. The workforce reductions may affect employee morale and lead to increased turnover. The reduction may also subject us to risks of litigation, which could be expensive to defend, divert the attention of management, and subject us to possible liability for damages. Any of these expenses could materially harm our results of operation or deplete our cash reserves.

Reduced demand for our services may prevent us from achieving targeted revenue and profitability.

     Our revenue and our ability to achieve and sustain profitability depend on the overall demand for Web hosting and the services we offer. The general economic slowdown in the U.S. and world economies may have caused our customers to defer purchases of our services and otherwise altered their purchasing patterns, reducing demand for our products and services and resulting in lower-than-expected revenue. If U.S. or global economic conditions worsen, this revenue impact may worsen as well and we may experience a material adverse impact on our business, operating results and financial condition.

Reductions in operating expenses and capital expenditures could harm our results of operations.

     We have undertaken cost cutting measures in an effort to streamline operations and reduce costs. These measures include cuts in discretionary spending and reductions in capital expenditures and workforce. It is possible that these reductions could impair our marketing, sales and customer support efforts or alter our product development plans. In addition, such reductions could impair our ability to respond to unexpected challenges or take advantage of new opportunities.

Our goodwill and other intangible assets may become impaired such that their carrying amounts may not be recoverable, and we may be required to record an impairment charge impacting our financial position.

     At June 30, 2001, we had approximately $1.7 billion of goodwill and other intangible assets, which were primarily related to the acquisition of GlobalCenter on January 10, 2001, and approximately $2.8 billion of property and equipment, which were primarily related to our IDCs. Since the date of the GlobalCenter acquisition, there has been a decline in our stock price such that our net book value exceeds our market capitalization. Furthermore, the demand for our services has been adversely affected by the general economic slowdown. As a result of these circumstances, we have begun an analysis to determine whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. If as a result of this analysis we determine that there has been an impairment of our goodwill, intangible assets and property and equipment, asset impairment charges will be recognized in the quarter for which we conclude our analysis. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial position and results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Investments

     We maintain an investment portfolio primarily consisting of equity investments in publicly traded and privately held companies. Marketable equity securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our marketable equity securities are subject to market price volatility. Marketable equity securities are included in prepaid expenses and other current assets in the accompanying June 30, 2001 balance sheet. We also have invested in certain privately held companies, many of which can still be considered in start-up or development stages. These investments are inherently risky because the markets for the technologies or products they offer or have under development are typically in the early stages and may never develop. Our Cost method investments in privately held companies are carried at cost unless a decline in value of the investment is determined to be other than temporary, at which point the investment is written down to its estimated fair value. Investments in privately held companies aggregated $24.4 million and are included in investments in the accompanying balance sheets. We monitor these investments for changes in value, including impairment, by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the investee's technology, product launch and customer acceptance. In some circumstances, we may obtain an independent valuation of the investment. If we determine that the investment has suffered an other than temporary decline in value, this decline is reported as loss on impairment of investments in the period in which the determination is made. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

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

                                                                          Fair value as
                       Valuation of securities given X% decrease in        of June 30,        Valuation of securities given X%
                                       each stock's price                    2001            increase in each stock's price
                                       ------------------                    ----            ------------------------------
                                   (50)%          (30)%         (15)%                          15%           30%           50%
                               --------       --------     ---------                      -------       -------      --------
Corporate Equities......       $6,429         $9,000       $10,928         $12,857         $14,786      $16,714      $19,286

     Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the Nasdaq National Market. The Nasdaq Composite Index had at least 15% movement in each of the last three years and has had at least a 30% and 50% movement in at least one of the last three years.

     We currently have cash and debt balances denominated in Euros recorded on various subsidiaries' accounts totaling Euro 64.2 million ($55.1 million) and Euro 325.0 million ($278.7 million), respectively. None of these subsidiaries use the Euro as its functional currency. Accordingly, these balances are remeasured into the functional currency at each period end using the period end exchange rates with gains or losses included in the results of operations. Due to substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurance that our forward contract activities, described below, will adequately protect us against the risks associated with foreign currency fluctuations.

Foreign exchange forward and option contracts

         We enter into foreign exchange forward contracts to offset the impact of exchange rate fluctuation on our Euro denominated debt. The foreign exchange contracts we enter into generally have monthly maturities. A foreign currency forward exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. These foreign exchange forward contracts are denominated in the same currency as the debt issued, and bear a contract value and maturity date which approximate the value and expected settlement date of the underlying transactions. Gains and losses on open contracts at the end of each accounting period resulting from changes in the spot exchange rate are recognized in earnings and are designed to offset gains and losses on the remeasurement of the underlying foreign currency denominated debt.

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


Interest rate risk

         Our exposure to market rate risk for changes in interest rate risk relates primarily to our investment portfolio, which consists of primarily cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality insurers and, by policy, limit the amount of risk by investing primarily in money market funds, United States Treasury Notes and certificates of deposit. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations because the majority of our debt obligations contain fixed rates.

         We have an interest rate swap associated with a variable rate loan in our Japanese subsidiary, which is accounted for as a cash flow hedge. As of June 30, 2001, the fair value of this swap was insignificant.


                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 12, 2001, we and five of our current and former executive officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of California. This lawsuit is captioned Paul Ruthfield v. Exodus Communications, Inc., et al., No. 01-CV-2661. Between July 16, 2001 and July 26, 2001 eight substantially identical lawsuits were filed in the same court, each naming the same group of defendants.

         These complaints are all brought on behalf of purchasers of our common stock between March 30, 2001 and June 20, 2001 and allege essentially identical violations of the Securities Exchange Act of 1934. The complaints have been brought as purported stockholder class actions under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act. In general, the complaints allege that the Company and the individual defendants misrepresented the Company's financial prospects for the second quarter of 2001 to inflate the value of the Company's common stock. The complaints seek unspecified monetary damages for the alleged inflated price of our common stock purchased by all class members, attorneys' fees and costs of litigation. We anticipate that the complaints pending in federal court will be consolidated into a single proceeding. We have not yet responded to any of these lawsuits, and no discovery has been conducted. We believe that the allegations in each of these actions are without merit, and we intend to defend against these actions vigorously, but we cannot give any assurance that they will not have a material adverse effect on the Company.

         In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this quarterly report on Form 10-Q, except as described herein, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have material adverse effect on our business, financial condition, operating results or cash flow.

Item 2.  Changes in Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders


         We held our Annual Meeting of Stockholders on May 31, 2001. Following are descriptions of the matters voted on and the results of such meeting:

                                                                  Votes Against       Votes          Votes           Broker
                                                                  -------------       ------        -------        ---------
                                                   Votes For                        Abstained       Withheld       Non-Votes
                                                   ---------                        ---------       --------       ---------
   1.  Election of Directors:
       Thomas J. Casey                            476,115,962          ---             ---         1,249,187          ---
       John R. Dougery                            476,195,868          ---             ---         1,169,281          ---
       Mark Dubovoy                               476,159,869          ---             ---         1,205,280          ---
       Ellen M. Hancock                           476,043,582          ---             ---         1,321,567          ---
       Max D. Hopper                              476,199,349          ---             ---         1,165,800          ---
       L. William Krause                          476,177,084          ---             ---         1,188,065          ---
       Daniel C. Lynch                            476,190,396          ---             ---         1,174,753          ---
       Thadeus J. Mocarski                        476,199,908          ---             ---         1,165,241          ---
       Naomi O. Seligman                          476,166,548          ---             ---         1,198,601          ---
       Dirk A. Stuurop                            476,217,154          ---             ---         1,147,995          ---

   2.  Amendment to our 1998 Equity Incentive     366,625,262      109,933,664       806,223          ---             ---
   Plan to increase the number of shares of
   common stock reserved for issuance under
   the plan by 22,000,000 shares.

   3.  Amendments to our 1998 Directors Stock     388,169,403      88,210,536        985,210          ---             ---
   Option Plan to increase the size of the
   initial grant to directors by 20,000
   shares, increase the size of the
   succeeding grants to directors by 30,000
   shares, change the vesting schedule for
   succeeding grants and allow for the
   grant of stock awards, in lieu of cash
   payments, as director compensation.

   4.  Ratification of the appointment of         462,959,428      14,129,855        275,866          ---             ---
   KPMG LLP as our independent auditors for 2001.

Item 5.  Other Information

         On July 16, 2001, William Austin was named our Chief Financial Officer and Richard S. Stoltz, our former interim Chief Financial Officer and previous Chief Financial Officer and Chief Operating Officer, assumed the position of Senior Advisor of Strategy & Finance to the CEO. On July 25,2001, Thadeus J. Mocarski resigned as a member of the Board of Directors and the Board reduced the authorized number of members of the Board of Directors to nine.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number     Title
------     -----
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

3.01 Registrant's Restated Certificate of Incorporation. (Incorporated by reference from Exhibit 4.01 to Registrant's Registration Statement on Form S-8 (File No. 333-38980) filed with the SEC on June 9, 2000 the "June 2000 Form S-8").

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

4.16 Indenture between Registrant, as Issuer, and Chase Manhattan Bank and Trust Company, National Association, as trustee, dated July 6, 2000 related to Registrant's 11 5/8% Senior Notes due 2010. (Incorporated by reference from Exhibit 4.17 to Registrant's Registration Statement on Form S-4 filed with the SEC on August 10, 2000 (the "August 2000 Form S-4")).

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

4.32 Subordinated Indenture dated as of February 9, 2001 between Registrant and HSBC Bank USA regarding Registrant's 5 1/4% Convertible Subordinated Notes due February 15, 2008. (Incorporated by reference from Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed with the SEC on February 23, 2000 (the "February 2001 Form 8-K")).

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

10.01 Registrant's 1997 Equity Incentive Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.04 to the Form S-1).

10.02# Registrant's 1998 Directors Stock Option and Stock Award Plan, as amended through May 31, 2001.

10.03     [Intentionally Omitted]

10.04 Form of Executive Employment Policy to be entered into between Registrant and certain officers. (Incorporated by reference from Exhibit 10.17 to the Form S-1).

10.05 Form of Nonqualified Stock Option Agreement between Registrant and Ellen M. Hancock dated March 10, 1998. (Incorporated by reference from
          Exhibit 10.25 to the Form S-1).

10.06 Form of Agreement used to sell stock to certain directors and an officer of Registrant. (Incorporated by reference from Exhibit 10.26 to the Form S-1).

10.07* Qwest Communications Private Line Service Agreement Business Services, between Qwest Communications Corporation and Registrant, dated as of July 17, 1998. (Incorporated by reference from Exhibit 10.37 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 1998 Form 10-Q")).

10.08 Form of Non-Plan Stock Option Agreement for an option to purchase shares granted to James J. McInerney. (Incorporated by reference from Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed with the SEC on February 17, 1999).

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

10.13 Service Metrics, Inc. 1998 Stock Option Plan. (Incorporated by reference from Exhibit 4.06 to Registrant's Registration Statement on Form S-8 filed with the SEC on December 14, 1999).

10.14 Registrant's 1999 Stock Option Plan, as amended through January 24, 2000. (Incorporated by reference from Exhibit 10.74 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report on Form 10-K")).

10.15 Offer Letter dated October 5, 1999 between Registrant and Beverly Brown. (Incorporated by reference from Exhibit 10.75 to the 1999 Annual Report on Form 10-K).

10.16 Loan Agreement dated October 5, 1999 between Registrant and Beverly Brown. (Incorporated by reference from Exhibit 10.76 to the 1999 Annual Report on Form 10-K).

10.17 Promissory Note of Beverly Brown dated November 5, 1999. (Incorporated by reference from Exhibit 10.77 to the 1999 Annual Report on Form 10-
          K).

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

10.24 Registrant's 1998 Equity Incentive Plan, as amended through May 31, 2001. (Incorporated by reference from Exhibit 4.04 to the Registrant's Registration Statement on Form S-8 filed with the SEC on July 6,
          2001).

10.25 Exodus Communications, Inc. 1998 Employee Stock Purchase Plan, as amended through February 29, 2000. (Incorporated by reference from Exhibit 4.05 to Registrant's Registration Statement on Form S-8 filed with the SEC on June 9, 2000).

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

10.31 GlobalCenter Management Stock Plan and related form of Stock Option Agreement. (Incorporated by reference from Exhibit 4.07 to Registrant's Registration Statement on Form S-8 filed with the SEC on January 16, 2001 (the "January 2001 Form S-8")).

10.32 Global Crossing Ltd. 1998 Stock Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference from Exhibit 4.08 to the January 2001 Form S-8).

10.33 First Amendment and Waiver to the Credit Agreement dated April 18, 2001 among Registrant, the lenders party thereto, Chase Manhattan Bank as administrative agent and collateral agent and Chase Manhattan International Limited as London agent. (Incorporated by reference from Exhibit 10.33 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 Form 10-Q)).

10.34 Transition Agreement among GlobalCrossing Ltd., GlobalCrossing North America, Inc., GlobalCrossing GlobalCenter Holding Co., Registrant, GlobalCenter Holding Co., and GlobalCenter, Inc. dated as of January 10, 2001 (the execution date of the merger). (Incorporated by reference from Exhibit 10.34 to the March 2001 Form 10-Q).

10.35 Indemnification Agreement between Registrant, Einstein Acquisition Corp., GlobalCrossing North America, Inc., GlobalCenter, Inc., GlobalCenter Holding Co., and the Participants thereto dated as of January 10, 2001. (Incorporated by reference from Exhibit 10.35 to the March 2001 Form 10-Q).

10.36** Loan Agreement between Lehman Brothers Bank FSB and Exodus Communications Real Property I, LLC and Exodus Communications Real Property I, LP dated as of March 30, 2001. (Incorporated by reference from Exhibit 10.36 to the March 2001 Form 10-Q).

10.37** Amendment to Loan Agreement between Lehman Brothers Bank FSB and Exodus Communications Real Property I, LLC and Exodus Communications Real Property I, LP dated as of May 4, 2001. (Incorporated by reference from Exhibit 10.37 to the March 2001 Form 10-Q).

10.38**# Second Amendment to Loan Agreement between Lehman Brothers Bank FSB and Exodus Communications Real Property I, LLC and Exodus Communications Real Property I, LP, dated as of June 27, 2001.

10.39# Employment Agreement by and between Registrant and Richard S. Stoltz, as amended.

10.40# Offer Letter dated April 11, 2001 between Registrant and Richard H. Mattern, Jr.

10.41#    Offer Letter dated December 5, 2000 between Registrant and Laurie
          Priddy.

10.42# Waiver and Amendment dated June 27, 2001, to the Credit Agreement dated as of October 31, 2000, as amended by the First Amendment and Waiver dated as of April 18, 2001, among Registrant, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Chase Manhattan International Limited, as London Agent.

___________
*Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

**Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

# Filed herewith.


(b) Reports on Form 8-K

     On May 2, 2001, we filed a report on Form 8-K under Items 5 and 7 attaching our financial information for the quarter ended March 31, 2001. In addition, we announced that, effective April 30, 2001, we implemented changes to our organizational structure and management responsibilities.

     On May 10, 2001, we filed a report on Form 8-K/A under Item 7 amending a January 24, 2001 Form 8-K that reported the acquisition of GlobalCenter Holding Co. The purpose of filing the amended Form 8-K was to file additional financial statements of GlobalCenter Holding Co. and pro forma financial information for the Company as of and for the year ended December 31, 2000. We filed the following financial statements of GlobalCenter Holding Co.:

       .  Report of Independent Public Accountants;
       . Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000;
       . Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 1998, 1999 and 2000;

       .  Consolidated Statements of Shareholders' Equity;
       . Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000; and
       .  Notes to Consolidated Financial Statements.

We filed the following financial statements of the Company:

       . Unaudited Pro Forma Combined Condensed Balance Sheet as of December 31, 2000;
       . Unaudited Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 2000; and
       .  Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS COMMUNICATIONS, INC.

Dated: August 13, 2001                By:  /s/ William Austin
                                          --------------------
                                          William Austin
                                          Executive Vice President, Finance and
                                          Chief Financial Officer