Form 10-Q/A
period 2001-09-30
EXODUS COMMUNICATIONS INC
filed 2001-11-27
CIK 1013740

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   000-23795
                            (Commission file number)

                           EXODUS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 77-0403076
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     2831 Mission College Boulevard
            Santa Clara, CA                                95054
(Address of principal executive offices)                 (Zip Code)

                                 (408) 346-2200
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       There were 582,734,417 shares of the issuer's common stock, par value $0.001, outstanding as of October 31, 2001.

================================================================================

                           EXODUS COMMUNICATIONS, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).................................    3

         Condensed Consolidated Balance Sheets--September 30, 2001
          and December 31, 2000...........................................    3

         Condensed Consolidated Statements of Operations--Three and
          Nine-Month Periods ended September 30, 2001 and 2000............    4

         Condensed Consolidated Statements of Cash Flows--Nine-Month
          Periods ended September 30, 2001 and 2000.......................    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   35

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   36

Item 2.  Changes in Securities and Use of Proceeds........................   36

Item 3.  Defaults Upon Senior Securities..................................   36

Item 4.  Submission of Matters to a Vote of Security Holders..............   37

Item 5.  Other Information................................................   37

Item 6.  Exhibits and Reports on Form 8-K.................................   37

SIGNATURES................................................................   44

                          PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           EXODUS COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

On September 26, 2001, Exodus Communications and seven of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 2 of the notes to the Condensed Consolidated Financial Statements.

                                                                                                September 30,  December 31,
                                                                                                    2001          2000
                                                                                                -------------  ------------
                                           Assets

Current assets:
   Cash and cash equivalents ................................................................   $   107,727     $  805,036
   Accounts receivable, net of allowance for doubtful accounts of $114,350 and $23,843 as
      of September 30, 2001 and December 31, 2000, respectively .............................       240,096        175,645
   Prepaid expenses and other current assets ................................................       141,728         83,476
                                                                                                -----------     ----------
      Total current assets ..................................................................       489,551      1,064,157
   Property and equipment, net ..............................................................     2,075,001      1,760,701
   Restricted cash equivalents ..............................................................        29,712         87,383
   Goodwill and other intangible assets .....................................................            --        181,284
   Investments ..............................................................................        19,579        395,185
   Other assets .............................................................................       277,858        405,648
                                                                                                -----------     ----------
      Total assets ..........................................................................   $ 2,891,701     $3,894,358
                                                                                                ===========     ==========

                        Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Current portion of equipment loans, line of credit facilities and other notes payable ....   $   118,876     $    7,240
   Current portion of capital lease obligations .............................................           733         48,250
   Accounts payable .........................................................................        28,461        395,180
   Accrued expenses .........................................................................        69,444         53,532
   Merger and restructuring related accruals ................................................         8,340             --
   Deferred revenue, deferred benefits and other ............................................        34,907         31,422
   Accrued interest payable .................................................................         2,652         99,578
                                                                                                -----------     ----------
      Total current liabilities .............................................................       263,413        635,202
Equipment loans, line of credit facilities and other notes payable, less current portion ....        59,714        216,618
Capital lease obligations, less current portion .............................................         8,866         64,953
Convertible subordinated notes ..............................................................            --        552,834
Senior notes ................................................................................            --      1,951,208
Other non-current liabilities ...............................................................        17,134          9,634
Liabilities subject to compromise ...........................................................     3,619,132             --
                                                                                                -----------      ---------
      Total liabilities .....................................................................     3,968,259      3,430,449
                                                                                                -----------      ---------
Stockholders' equity (deficit):
   Common stock .............................................................................           583            429
   Additional paid-in capital ...............................................................     3,435,367        938,148
   Deferred stock compensation ..............................................................          (545)        (1,006)
   Accumulated deficit ......................................................................    (4,490,758)      (484,554)
   Accumulated other comprehensive income (loss) ............................................       (21,205)        10,892
                                                                                                -----------     ----------
      Total stockholders' equity (deficit) ..................................................    (1,076,558)       463,909
                                                                                                -----------     ----------
      Total liabilities and stockholders' equity (deficit) ...................................  $ 2,891,701     $3,894,358
                                                                                                ===========     ==========

     See accompanying notes to condensed consolidated financial statements

                           EXODUS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

On September 26, 2001, Exodus Communications and seven of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 2 of the notes to the Condensed Consolidated Financial Statements.

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                        ------------------               -----------------
                                                                        2001            2000            2001           2000
                                                                        ----            ----            ----           ----
Revenue:
   Service revenue .............................................   $   236,824        $195,732      $   819,522     $ 481,476
   Other revenue ...............................................        15,592          32,136          100,271        56,582
                                                                   -----------        --------      -----------     ---------
      Total revenue ............................................       252,416         227,868          919,793       538,058

Cost of revenue:
   Cost of service revenue .....................................       240,341         132,285          671,728       328,754
   Cost of other revenue .......................................        10,660          26,420           79,500        47,752
   Asset impairment charges ....................................         5,275              --           22,251            --
                                                                   -----------        --------      -----------     ---------
      Total cost of revenue ....................................       256,276         158,705          773,479       376,506
      Gross profit (loss) ......................................        (3,860)         69,163          146,314       161,552

Operating expenses:
   Marketing and sales .........................................        43,835          48,152          170,315       123,315
   General and administrative ..................................       111,773          40,907          270,043        97,498
   Product development .........................................         3,458           3,160           13,564        10,571
   Amortization of goodwill and other intangible assets ........            --           8,850          219,556        25,412
   Merger, restructuring and asset impairment charges ..........     2,452,456              --        2,784,416            --
   Chapter 11 related reorganization items .....................        69,423              --           69,423            --
                                                                   -----------        --------      -----------     ---------
      Total operating expenses .................................     2,680,945         101,069        3,527,317       256,796
      Operating loss ...........................................    (2,684,805)        (31,906)      (3,381,003)      (95,244)

Interest and other income (expense):
   Interest income .............................................         3,805          23,741           26,891        47,847
   Interest expense (contractual interest was $97,378 and
    $243,310 for the three and nine month periods ended
    September 30, 2001) ........................................       (94,120)        (63,720)        (240,052)     (132,371)
   Loss on equity method investments ...........................        (1,518)             --           (9,489)           --
   Loss on impairment of investments ...........................            --              --         (399,704)           --
   Other income (expense), net .................................         3,401             508           (2,847)       (3,035)
                                                                   -----------        --------      -----------     ---------
      Total interest and other expense, net ....................       (88,432)        (39,471)        (625,201)     (87,559)
Net loss before cumulative effect of change in accounting
 principle .....................................................    (2,773,237)        (71,377)      (4,006,204)     (182,803)
Cumulative effect of change in accounting principle ............            --              --               --        (8,352)
                                                                   -----------        --------      -----------     ---------
      Net loss .................................................   $(2,773,237)       $(71,377)     $(4,006,204)    $(191,155)
                                                                   ===========        ========      ===========     =========

Basic and diluted net loss per share:
   Before cumulative effect of change in accounting principle ..   $    (4.90)        $  (0.17)     $     (7.26)    $   (0.46)
   Cumulative effect of change in accounting principle .........           --               --               --         (0.02)
                                                                   -----------        --------      -----------     ---------
   Basic and diluted net loss per share ........................   $    (4.90)        $  (0.17)     $     (7.26)    $   (0.48)
                                                                   ===========        ========      ===========     =========
Shares used in computing basic and diluted net loss per share ..       566,605         418,375          552,118       398,512
                                                                   ===========        ========      ===========     =========

     See accompanying notes to condensed consolidated financial statements.

                           EXODUS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

On September 26, 2001, Exodus Communications and seven of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). Please see Note 2 of the notes to the Condensed Consolidated Financial Statements.

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                          -----------------
                                                                                                         2001           2000
                                                                                                         ----           ----
Cash flows from operating activities:
Net loss .........................................................................................   $(4,006,204)  $  (191,155)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
     Depreciation and amortization ...............................................................       434,311       117,030
     Loss on impairment of investments ...........................................................       399,704            --
     Non-cash merger, restructuring and asset impairment charges .................................     2,616,797           (31)
     Non-cash interest expense on conversion of subordinated convertible notes ...................        19,917            --
     Non-cash gain on extinguishment of debt .....................................................       (10,186)           --
     Remeasurement gain on Euro denominated senior notes .........................................          (549)       (3,769)
     Amortization of deferred stock compensation .................................................           474         1,285
     Cumulative effect of change in accounting principle .........................................            --         8,352
     Amortization of debt issuance costs .........................................................        91,213         3,384
     Loss on equity method investments ...........................................................         9,489            --
     Interest accretion on restricted cash equivalents ...........................................            --          (281)
Changes in operating assets and liabilities:
     Accounts receivable .........................................................................       (26,417)      (69,470)
     Prepaid expenses and other current assets ...................................................       (33,820)      (22,670)
     Accounts payable ............................................................................       (46,261)      105,812
     Accrued expenses ............................................................................       121,837        49,040
     Accrued interest payable ....................................................................       (41,392)       41,228
                                                                                                     -----------   -----------
         Net cash provided by (used for) operating activities ....................................      (471,087)       38,755
Cash flows from investing activities:
Capital expenditures .............................................................................      (985,262)     (767,744)
Cash received (paid) in acquisition of businesses, net of transaction costs paid .................        57,815        (3,745)
Release of restricted cash equivalents ...........................................................        56,699        39,156
Increase in restricted cash equivalents ..........................................................       (16,704)      (75,938)
Purchase of investments ..........................................................................        (1,553)      (90,040)
Purchase of other assets .........................................................................        (7,990)     (134,441)
                                                                                                     -----------   -----------
         Net cash used for investing activities ..................................................      (896,995)   (1,032,752)
Cash flows from financing activities:
Proceeds from issuance of common stock, net ......................................................       247,626       120,398
Payments on capital lease obligations ............................................................       (60,887)      (18,931)
Proceeds from equipment loans, line of credit facilities and other notes payable .................       106,979           705
Payments on equipment loans, line of credit facilities and other notes payable ...................      (161,895)       (6,301)
Proceeds from issuance of convertible subordinated notes, net ....................................       558,272            --
Proceeds from issuance of senior notes, net ......................................................            --     1,155,930
                                                                                                     -----------   -----------
         Net cash provided by financing activities ...............................................       690,095     1,251,801
                                                                                                     -----------   -----------
Net increase (decrease) in cash and cash equivalents .............................................      (677,987)      257,804
Effects of exchange rates fluctuations on cash and cash equivalents ..............................       (19,322)       (2,716)
Cash and cash equivalents at beginning of period .................................................       805,036     1,015,960
                                                                                                     -----------   -----------
Cash and cash equivalents at end of period .......................................................   $   107,727   $ 1,271,048
                                                                                                     ===========   ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................................................       103,176        34,168
     Cash paid for Chapter 11 related reorganization items .......................................         5,170            --

Non-cash investing and financing activities:
     Assets recorded under capital leases ........................................................       115,133        51,676
     Assets recorded under accrued liabilities ...................................................        31,316            --
     Unrealized gain (loss) on marketable securities .............................................       (16,247)       59,700
     Deferred compensation on grants of stock options ............................................            --           478
     Conversion of convertible subordinated notes into common stock ..............................       121,500       187,305
     Conversion of senior notes into common stock ................................................        30,500            --
     Issuance of common stock and assumption of stock options in connection with acquisition
      of businesses and strategic investments ....................................................            --       360,134
     Receipt of convertible preferred stock for deferred license revenue ..........................       25,000            --

     See accompanying notes to condensed consolidated financial statements.

                           EXODUS COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine-month periods ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, including notes thereto, included in the Company's 2000 Annual Report on Form 10-K. Operating results for the three and nine-month periods ended September 30, 2001 are not indicative of the results that may be expected for the year ending December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 - Voluntary Petition for Reorganization Relief Under Chapter 11

         On September 26, 2001 (the "Petition Date"), the Company and seven of its United States subsidiaries listed below filed voluntary petitions for reorganization relief under chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Case Nos. 01-10539 through 01-10551 (collectively, "Chapter 11 Cases") and orders for relief were entered by the Bankruptcy Court. The Debtors are currently operating their businesses as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases have been consolidated for the purposes of joint administration under Case No. 01-10539. The Chapter 11 Cases do not include all United States subsidiaries of Exodus Communications or any of its foreign subsidiaries (collectively, the "Non-Debtor Subsidiaries"). The subsidiaries of the Company that filed Chapter 11 voluntary petitions for relief are:

     Arca System, Inc.                          GlobalCenter, Inc.
     American Information Systems, Inc.         GlobalCenter Holding Co.
     Cohesive Technology Solutions, Inc.        KeyLabs, Inc.
                                                Service Metrics, Inc.

         The Debtors filed for relief under Chapter 11 to address the growing demands on the Company's cash flow resulting from continued losses from operations, debt service requirements and capital commitments.

Consequences of the Chapter 11 Filing
-------------------------------------

         As a consequence of the Filing, all pending claims and litigation against the Debtors are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtor may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases, may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. The Company anticipates that substantially all liabilities as of the Petition Date will be subject to settlement in accordance with a one or more Chapter 11 plans of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Bankruptcy Court and consummated. A creditors' committee has been formed and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

         As provided by the Bankruptcy Code, the Debtors initially have the exclusive right for 120 days following the Petition Date to propose a plan of reorganization. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan or plans of reorganization for the Debtors. The Company is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan or plans of reorganization.

         The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company's stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy the Debtors' pre-petition liabilities in whole or in part, and the pre-petition creditors of some Debtors may be treated differently than those of other Debtors. Under a plan or plans of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims and holders of the Company's equity securities could receive no value for their interests. Because of such possibilities, the value of the equity securities of the Company is highly speculative. It is not possible to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan or plans of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of the Company's equity security holders.

         The Company expects to obtain up to $200 million in debtor-in-possession financing from third party lenders (the "DIP Financing") which will be subject to, among other things, Bankruptcy Court approval. As of September 30, 2001, the Company had $107.7 million of cash and cash equivalents. The Company expects that cash from operations (and, when funded, the DIP Financing) will provide sufficient funds to allow it to continue its and its subsidiaries' activities and to meet its post-petition debt and capital requirements for the foreseeable future, while a plan of reorganization is developed and considered. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors and to meet obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, the Company's ability to obtain funding under the DIP Financing, to comply with the terms of the DIP Financing and any cash management order entered by the Bankruptcy Court, to maintain adequate cash on hand, to generate cash from operations, and to obtain confirmation of a plan or plans of reorganization under the Bankruptcy Code.

Background of Filing
--------------------

         The Company offers services through a worldwide network of Internet Data Centers ("IDCs") located throughout North America, Europe, Asia and Australia. The Company also manages a private Internet Protocol network consisting of owned router equipment and leased fiber capacity interconnecting its IDCs across four continents and connecting to 96 Internet Service Providers via private direct circuits. Recently, the weakening U.S. economy precipitated a broad decline in the technology sector that the Company had not anticipated. The Company expanded its IDC capacity from 0.6 million square feet in June 1999 to 5.6 million square feet by September 2001 in anticipation of increased demand. IDC utilization rates declined recently as a result of the slowdown in the number of new customers, the elimination of the Company's financially unstable customers and the Company's acquisition of GlobalCenter Holding Co., Inc., in January 2001.

         This substantial decline in asset utilization, combined with a large debt burden incurred during the Company's IDC expansion led to the need to restructure the Company's capital structure to address the possibility of future liquidity constraints. As a result, the Company and seven of its subsidiaries filed voluntary petitions for reorganization relief under the Bankruptcy Code to protect and reorganize the Company's business and capital structure.

Financial Statement Presentation
--------------------------------

         The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

         Under SOP 90-7, the Company is required to report its debt instruments at the amount expected to be allowed by the Bankruptcy Court in the Filing. Accordingly, the Company accelerated the amortization of its debt issuance costs attributable to the Debtors and recorded an expense of approximately $79.6 million in the three months ended September 30, 2001. This expense was classified under "Chapter 11 related reorganization items" in the accompanying Condensed Consolidated Statement of Operations.

         As reflected in the Condensed Consolidated Financial Statements, "Liabilities subject to compromise" refer to the Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. The amounts of the various liabilities that are subject to compromise are included in the financial statements set forth below (the "Condensed Combined Debtor-in-Possession Financial Statements"). These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

         Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Cases. No bar dates have been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

         The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims. The pre-petition liabilities, that have been approved to be paid by the Bankruptcy Court, are not included in "Liabilities Subject to Compromise" on the accompanying condensed consolidated balance sheets as of September 30, 2001.

         In accordance with SOP 90-7, condensed combined debtor-in-possession financial statements of the Debtors are presented below. Such financial statements have been prepared on the same basis as the condensed consolidated financial statements and include investments in Non-Debtor subsidiaries at cost and are presented as follows:

                           EXODUS COMMUNICATIONS, INC.
         Condensed Combined Debtor-in-Possession Statement of Operations
                  For the nine months ended September 30, 2001
                                 (in thousands)
                                   (unaudited)

                                                                               Three Months Ended          Nine Months Ended
                                                                               September 30, 2001         September 30, 2001
                                                                               ------------------         ------------------
Revenue .....................................................................    $   226,559                $   824,857
Cost of revenue .............................................................        232,439                    682,924
                                                                                 -----------                -----------
       Gross profit (loss) .................................................        (5,880)                    141,933

Operating expenses:
   Marketing and sales ......................................................         36,455                    140,203
   General and administrative ...............................................         99,835                    235,643
   Product development ......................................................          3,458                     13,558
   Amortization of goodwill and other intangible assets .....................             --                    218,693
   Merger, restructuring and asset impairment charges .......................      2,225,835                  2,544,057
   Chapter 11 related reorganization items ..................................         69,423                     69,423
                                                                                 -----------                -----------
       Total operating expenses .............................................      2,435,006                  3,221,577
       Operating loss .......................................................     (2,440,886)                (3,079,644)

Interest and other income (expense):
   Interest income ..........................................................          3,428                     25,199
   Interest expense (contractual interest was $94,378 and $236,327 for the
   three and nine month periods ended September 30, 2001) ...................        (91,120)                  (233,069)
   Loss on equity method investments ........................................         (1,518)                    (9,489)
   Loss on impairment of investments ........................................             --                   (399,704)
   Other income, net ........................................................         28,143                     56,254
                                                                                 -----------                -----------
       Total interest and other expense, net ................................        (61,067)                  (560,809)
                                                                                 -----------                -----------
       Net loss .............................................................    $(2,501,953)               $(3,640,453)
                                                                                 ===========                ===========

                           EXODUS COMMUNICATIONS, INC.
              Condensed Combined Debtor-in-Possession Balance Sheet
                               September 30, 2001
                                 (in thousands)
                                   (unaudited)

                                                                        2001
                                                                    -----------
                              Assets

Current assets:
     Cash and cash equivalents .................................    $    78,235
     Trade accounts receivable, net ............................        200,664
     Intercompany receivables from Non-Debtor Subsidiaries .....        579,759
     Prepaid expenses and other current assets .................         85,136
                                                                    -----------
        Total current assets ...................................        943,794
Property and equipment, net ....................................      1,661,750
Restricted cash equivalents ....................................         28,727
Investments ....................................................         19,481
Investments in Non-Debtor Subsidiaries .........................        268,574
Other assets ...................................................        263,890
                                                                    -----------
         Total assets ..........................................    $ 3,186,216
                                                                    ===========
              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable ..........................................    $    12,967
     Accrued expenses ..........................................          7,618
     Merger and restructuring related accruals .................          3,714
     Deferred revenue, deferred benefits and other .............         32,580
                                                                    -----------
        Total current liabilities ..............................         56,879
                                                                    -----------
Other non-current liabilities ..................................         16,092
Liabilities subject to compromise ..............................      3,619,132
                                                                    -----------
        Total liabilities ......................................      3,692,103
                                                                    -----------
Stockholders' deficit:
     Common stock ..............................................            583
     Additional paid-in capital ................................      3,549,960
     Deferred stock compensation ...............................           (544)
     Accumulated deficit .......................................     (4,052,744)
     Accumulated other comprehensive loss ......................         (3,142)
                                                                    -----------
        Total stockholders' deficit ............................       (505,887)
                                                                    -----------
            Total liabilities and stockholders' deficit ........    $ 3,186,216
                                                                    ===========

                           EXODUS COMMUNICATIONS, INC.
         Condensed Combined Debtor-in-Possession Statement of Cash Flows
                  For the nine months ended September 30, 2001
                                 (in thousands)
                                   (unaudited)

                                                                                             2001
                                                                                             ----
Cash flows from operating activities:
Net loss ...........................................................................    $ (3,640,453)
Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization .................................................         397,010
     Loss on impairment of investments .............................................         399,704
     Non-cash, merger, restructuring and asset impairment charges ..................       2,374,183
     Non-cash interest expense on conversion of subordinated convertible debt ......          19,917
     Non-cash gain on extinguishment of debt .......................................         (10,186)
     Remeasurement gain on Euro denominated senior notes ...........................            (549)
     Amortization of deferred stock compensation ...................................             474
     Amortization of debt issuance costs ...........................................          88,151
     Loss on equity method investments .............................................           9,489
Changes in operating assets and liabilities:
     Accounts receivable ...........................................................          (8,815)
     Prepaid expenses and other current assets .....................................         (13,117)
     Accounts payable ..............................................................        (125,379)
     Accrued expenses ..............................................................         173,232
     Accrued interest payable ......................................................         (43,531)
                                                                                        ------------
         Net cash used for operating activities ....................................        (379,870)
Cash flows from investing activities:
Capital expenditures ...............................................................        (700,116)
Cash paid to fund Non Debtor subsidiaries ..........................................        (248,838)
Cash received in acquisition of business, net of transaction costs paid ............          32,199
Release of restricted cash equivalents .............................................          47,937
Increase in restricted cash equivalents ............................................         (15,840)
Purchase of investments ............................................................          (1,553)
Purchase of other assets ...........................................................         (42,637)
                                                                                        ------------
         Net cash used for investing activities ....................................        (928,848)
Cash flows from financing activities:
Proceeds from issuance of common stock, net ........................................         247,626
Payments on capital lease obligations ..............................................         (45,752)
Payments on equipment loans, line of credit facilities and other notes payable .....        (157,537)
Proceeds from issuance of convertible subordinated notes, net ......................         558,272
                                                                                        ------------
         Net cash provided by financing activities .................................         602,609
                                                                                        ------------
Net decrease in cash and cash equivalents ..........................................        (706,109)
Effects of exchange rates fluctuations on cash and cash equivalents ................          (3,392)
Cash and cash equivalents at beginning of period ...................................         787,736
                                                                                        ------------
Cash and cash equivalents at end of period .........................................    $     78,235
                                                                                        ============

         The liabilities subject to compromise in the condensed consolidated and condensed combined balance sheets consist of the following items at September 30, 2001:

Equipment loans, line of credit facilities and other notes payable .................    $      3,050
Capital lease obligations ..........................................................         150,827
Accounts payable ...................................................................         159,526
Accrued expenses ...................................................................          45,214
Merger and restructuring related accruals, including estimated allowable
 claims for rejection of unexpired leases ..........................................         282,753
Accrued interest payable ...........................................................          55,980
Convertible subordinated notes .....................................................       1,005,461
Senior notes .......................................................................       1,916,320
                                                                                        ------------
         Total liabilities subject to compromise ...................................    $  3,619,132
                                                                                        ============

         As part of the Filing, the Company intends to reject certain leases and contracts as allowed by the Bankruptcy Code. Certain of the leases that the Company intends to reject have previously been accounted for part of restructuring plans in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations" and EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Consequently, the Company has reduced the merger and restructuring related accruals for these leases by approximately $129.6 million, to the estimated maximum amount of the allowable claims under the Bankruptcy Code in the three-month period ended September 30, 2001.

         For leases not previously accrued under a restructuring plan that the Company intends to reject, the Company recorded an accrual of $71.6 million for the estimated maximum amount of allowable claims under the Bankruptcy Code in the three-month period ended September 30, 2001. The accrual is included in liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

         The amounts for Chapter 11 related reorganization items in the condensed consolidated and condensed combined debtor-in-possession statements of operations consist of the following for the three and nine-month periods ended September 30, 2001:

Accelerated amortization of debt issuance costs .......................................    $  79,619
Estimated claims for rejection of unexpired leases ....................................      117,387
Reversal of EITF 95-3 and EITF 94-3 merger and restructuring related accruals (Note 3).     (129,639)
Professional fees .....................................................................        5,170
Other .................................................................................       (3,114)
                                                                                           ---------
         Total ........................................................................    $  69,423
                                                                                           =========

Note 3 - Merger, Restructuring and Asset Impairment Charges

       In connection with its acquisition of GlobalCenter, the Company announced plans to consolidate sales and administrative offices and discontinue IDC design and investigation projects in geographies where the combined companies had sufficient IDC capacity available. As a result of these plans, the Company recorded approximately $47.4 million in merger and restructuring related accruals during the quarter ended March 31, 2001. During the quarter ended June 30, 2001, the Company recorded additional merger and restructuring accruals relating to the acquisition of GlobalCenter of approximately $60.9 million in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." The accruals are primarily related to the termination of leases and related office closure costs, contract cancellation costs. As part of the Filing, the Company intends to reject certain of these leases and contracts as allowed by the Bankruptcy Code. Consequently, the Company has reduced the related accrual by approximately $65.0 million, to the estimated maximum amount of allowable claims under the Bankruptcy Code in the three-month period ended September 30, 2001. The reduction has been classified as a Chapter 11 related reorganization item in the accompanying condensed consolidated statement of operations. A summary of these accruals is as follows (in thousands):

                                                           Balance as    Reversal of Merger             Additional     Balance as of
                                                          of June 30,    and Restructuring   Amount      Accruals/     September 30,
                                                              2001        Related Accruals    Paid      Adjustments        2001
                                                          ------------   ------------------  --------   -----------    -------------
Accruals in accordance with EITF Issue No. 95-3:
    Lease and contract termination costs ..............      $100,674        $(64,977)       $(3,421)      $5,442         $ 37,718
    Employee severance ................................           159              --           (189)          30               --
                                                             --------        --------        -------       ------         --------
                                                             $100,833        $(64,977)       $(3,610)      $5,472           37,718
                                                             ========        =========       ========      ======
Liabilities subject to compromise .....................                                                                    (34,450)
                                                                                                                          --------
Merger and restructuring related accruals .............                                                                   $  3,268
                                                                                                                          ========

       During the quarter ended June 30, 2001, the Company announced plans to restructure its business operations due to the general decline in the U.S. economy. These plans included reducing discretionary spending, capital expenditures and workforce. Based on its assessment of current and future market conditions, the Company formalized plans to restructure its business operations and recorded approximately $230.1 million in restructuring accruals during the quarter ended June 30, 2001. The accruals are primarily related to the termination of leases and related office closure costs, contract cancellation costs and, to a lesser extent, employee termination and severance charges. The accruals were recorded in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

       As part of the Filing, the Company intends, in connection with the Chapter 11 cases, to reject certain of these leases and contracts as allowed by the Bankruptcy Code. Accordingly, the Company has reduced related accruals by approximately $64.7 million, for the three-month period ended September 30, 2001, to reflect the estimated maximum allowable amount of certain post rejection lease and contract claims under the Bankruptcy Code. The reversal of such accruals is included as a Chapter 11 related reorganization item in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001.

       During the quarter ended September 30, 2001, the Company refined its second quarter restructuring plans. The Company had additional reductions in discretionary spending, capital expenditures and workforce, as well as the termination of several IDC construction projects and the closure of certain operational IDCs. These plans also include the rejection of certain unexpired facilities leases as allowed by the Bankruptcy Code. The Company has accrued the estimated maximum allowable amount under the Bankruptcy Code of the facilities leases that will be rejected. This $71.6 million charge is included as a Chapter 11 related reorganization item in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001. The accrual is included in "liabilities subject to compromise." All other costs incurred to terminate the construction projects or close certain IDCs will be included in "Merger, restructuring and asset impairment charges" in the period incurred. A summary of these accruals is as follows (in thousands):

                                                    Balance as    Reversal of Merger                 Additional   Balance as of
                                                    or June 30,   and Restructuring                 Accruals and  September 30,
                                                       2001        Related Accruals   Amount Paid    Adjustments      2001
                                                    -----------   ------------------  -----------   ------------  -------------
Accruals in accordance with EITF Issue No. 94-3:
    Lease and contract termination costs ..........   $217,405          $(64,662)       $ (6,623)      $32,868        $ 178,988
    Employee severance ............................      9,390                --          (9,385)        2,809            2,814
                                                      --------          --------        ---------      -------        ---------
                                                      $226,795          $(64,662)       $(16,008)      $35,677          181,802
                                                      ========          =========       =========      =======
Liabilities subject to compromise                                                                                      (176,730)
                                                                                                                      ---------
Merger and restructuring related accrual                                                                              $   5,072
                                                                                                                      =========

       For the three and nine-month periods ended September 30, 2001, the Company also recorded approximately $746.6 million and $860.4 million, respectively, in asset impairment charges related to the write-off of property and equipment and other assets, including approximately $5.3 million and $22.3 million of computer equipment and software that are included in cost of revenue for the three and nine-month periods ended September 30, 2001.

Note 4 - Net Loss Per Share

       Basic and diluted net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share does not include the effect of the following potential common shares, as the effect of their inclusion is antidilutive during each period (in thousands, except per share data):

                                                                                       September 30,
                                                                       ---------------------------------------------
                                                                              2001                        2000
                                                                       -------------------        ------------------
                                                                                  Weighted                  Weighted
                                                                                   Average                  Average
                                                                                  Exercise                  Exercise
                                                                       Shares       Price         Shares     Price
                                                                       -------    --------        ------    --------
Shares issuable under stock options ...............................    116,169     $ 13.92        96,296     $17.27
Shares issuable pursuant to warrants to purchase common stock .....        347     $  0.91           347     $ 0.91
Convertible subordinated notes on an "as if converted" basis ......     44,104     $ 22.80        25,159     $22.37

It is probable that the Company's plan or plans of reorganization will require the issuance of common stock, thereby diluting current equity interests.

Note 5 - Revenue Recognition

       The Company's service revenue consists of monthly fees from IDC services, which include networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, managed Web hosting, Web application management, and related installation services, fees for professional consulting services, and fees from the rental of equipment under operating leases. Revenue from rental of equipment was approximately $11.1 million and $41.7 million for the three and nine-month periods ended September 30, 2001. Other revenue consists of fees from the sale of equipment (including equipment leased under sales-type leases) and licenses of intellectual property.

       The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", during 2000. As a result of the adoption of SAB 101, the Company determined that installation services related to monthly services do not represent a separate earnings process. Therefore, revenue from such installation services is deferred and recognized over the contractual term of the arrangement. Incremental direct costs of such installation services, if any, are deferred and amortized over the contractual term of the arrangement. Prior to the adoption of SAB 101, the Company recognized revenue for installation services upon completion of the services and the associated incremental costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the nine-month period ended September 30, 2000, and is reflected as the cumulative effect of change in accounting principle.

Note 6 - Property and Equipment

       Property and equipment consisted of the following (in thousands):

                                                       September 30,    December 31,
                                                           2001             2000
                                                       -------------    ------------
Data centers and related equipment .................    $2,144,721      $1,440,564
Furniture, fixtures, computer equipment and other ..       239,002          34,785
Construction in progress ...........................        50,520         468,155
                                                        ----------      ----------
                                                         2,434,243       1,943,504
Less accumulated depreciation and amortization .....      (359,242)       (182,803)
                                                        ----------      ----------
                                                        $2,075,001      $1,760,701
                                                        ==========      ==========

       Computer and other equipment and certain data center infrastructure recorded under capital leases aggregated $270.7 million and $155.6 million as of September 30, 2001 and December 31, 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $108.9 million and $37.9 million as of September 30, 2001 and December 31, 2000, respectively.

       The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the third quarter of 2001, due to significant industry and economic trends affecting both the Company's current and future operations as well as a significant decline in the Company's stock price, the Company completed an impairment review of certain IDC property and equipment and construction in progress. This review included a comparison of the carrying amount of such assets to the estimated future undiscounted net cash flows expected to be generated by those assets. As a result of this review, the Company determined that certain IDC property and equipment and construction in progress were impaired and recorded an impairment charge of approximately $746.6 million during the three month period ended September 30, 2001. For IDC property and equipment currently used in operations, the charge was measured as the amount by which the carrying amount of these assets exceeded their fair value. For construction in progress, the charge was measured as the amount by which the carrying amount of these assets exceeded their fair value less costs of disposal. The charge is included in merger, restructuring and asset impairment charges in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001.

Note 7 - Acquisitions

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

Note 8 - Investments

       The Company regularly reviews its investment portfolio, which consists of both publicly traded and privately held companies, to determine whether any declines in value are other than temporary. At September 30, 2001, the Company had approximately $4.3 million investments in publicly-traded companies recorded in prepaid expenses and other current assets, and $19.6 million of investments in privately held companies recorded as investments on the accompanying condensed consolidated balance sheets. The Company's review for declines in value for privately held investments includes reviewing historical and forecasted financial information as well as the market performance of similar publicly traded companies. Declines in value of publicly traded companies, measured by comparison of the market price of their securities to the cost of the Company's investment, are considered to be other than temporary if those declines in value persist for two successive quarters. As a result of the Company's review during the three and nine-month periods ended September 30, 2001, the Company determined that some of its investments had declines in value that were other than temporary. Accordingly, the Company recorded impairment charges of zero and approximately $399.7 million, respectively, for the three and nine-month periods ended September 30, 2001.

Note 9 - Goodwill and Other Intangible Assets

       Since 1998, the Company has completed several acquisitions, including most significantly the GlobalCenter acquisition in January 2001. These acquisitions resulted in the recording of goodwill and other intangible assets of approximately $1.9 billion. The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the third quarter of 2001, due to significant industry and economic trends affecting the Company's current and future operations as well as a significant decline in the Company's stock price since the date of the GlobalCenter acquisition, the Company completed an impairment review of its goodwill and other intangible assets. This review included a comparison of the carrying amount of each asset to the estimated future undiscounted net cash flows expected to be generated by that asset. As a result of this review, the Company determined that its goodwill and other intangible assets were impaired and recorded an impairment charge equal to the carrying amount of these assets, of approximately $1.7 billion, during the three months ended September 30, 2001. This charge was measured as the amount by which the carrying amount of these assets exceeded their fair value and is included in the caption "Merger, restructuring and asset impairment charges" in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001.

Note 10 - Debt

       In August 2001, holders of an aggregate principal amount of approximately $65.5 million of the Company's 5.25% Convertible Subordinated Notes due February 15, 2008 converted the notes into approximately 10.6 million shares of the Company's common stock. In August 2001, holders of an aggregate principal amount of approximately $56.0 million of the Company's 4.75% Convertible Subordinated Notes due July 15, 2008 converted the notes into approximately 10.2 million shares of the Company's common stock. In connection with the conversions, the Company issued approximately 16.0 million shares of common stock in excess of the shares issuable under the original conversion terms, which had a fair market value of approximately $19.9 million at the date of conversion. The fair value of the shares issued in excess of the original conversion terms is included in interest expense for the three-month period ended September 30, 2001, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 84, "Induced Conversion of Convertible Debt."

       In August 2001, an aggregate principal amount of approximately $6.0 million, $7.5 million and $17.0 million of the Company's 11.25% Senior Notes due July 1, 2008, 11.625% Senior Notes due July 15, 2010 and 10.75% Senior Notes due July 15, 2009, respectively, were exchanged for an aggregate of approximately
5.6 million shares of the Company's common stock with a market value of approximately $7.3 million. The Company recorded a net gain on extinguishment of debt of approximately $22.3 million, including the write-off of $0.9 million of unamortized debt issuance costs, in accordance with Accounting Principles Bulletin No. 26, "Early Extinguishment of Debt". This gain is included in other income (expense) in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001.

       On July 2, 2001, the Company prepaid the $150.0 million outstanding principal balance under its senior secured credit facility and terminated the facility. The Company recorded a net loss on extinguishment of debt of approximately $15.3 million, including write-off of unamortized debt issuance costs of $12.1 million and fees and other penalties of $3.2 million, which is included in other income (expense) in the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2001.

       On September 26, 2001, the Company filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. As a consequence of the Filing, substantially all of the Company's debt is currently in default, of which approximately $115.3 million related to Non-Debtor subsidiaries is included in the current portion of equipment loans, lines of credit, and other notes payable on the accompanying condensed consolidated balance sheet at September 30, 2001.

Note 11 - Accumulated Other Comprehensive Loss

       The components of other comprehensive loss are as follows (in thousands):

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                       -------------------------      -------------------------
                                                           2001          2000             2001          2000
                                                       ------------    ---------      ------------   ----------
Net loss ...........................................   $(2,773,237)    $(71,377)      $(4,006,204)   $(191,155)
Unrealized gain (loss) on marketable securities ....        (8,560)       6,232           (16,247)      59,700
Realized loss on marketable securities .............            --           --             4,696           --
Foreign currency translation .......................        12,550          369           (20,546)         332
                                                       -----------     --------       -----------    ---------
Comprehensive loss .................................   $(2,769,247)    $(64,776)      $(4,038,301)   $(131,123)
                                                       ===========     ========       ===========    =========

       Accumulated other comprehensive loss consists of unrealized gains or losses on available-for-sale securities, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets, and cumulative translation adjustments. There was no significant tax effect related to the components of accumulated other comprehensive loss for the three and nine-month periods ended September 30, 2001 and 2000.

Note 12 - Segment Information

       In prior quarters, the Company has reported multiple segments. However due to the successful integration of recent acquisitions and the maturation of its service offerings, the Company now operates in one reportable segment. The Company provides complex Web hosting and managed and professional services to customers through its network of IDCs. The Company establishes these IDCs using a consistent investment and operating model. As a result, the expected long-term economic characteristics and financial performance are similar. In particular, each IDC provides the same Internet related services and managed and professional services to a similar type of customer who may locate its servers and receive similar managed and professional services in multiple IDCs. As a result, the Company believes its IDCs meet the aggregation criteria of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

Note 13 - Litigation

     On July 12, 2001, the Company and certain current and former executive officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of California. Between July 16, 2001 and August 31, 2001, 14 substantially identical lawsuits were filed in the same court, each naming these are group of defendants. In general, these lawsuits allege that the Company and individual defendants misrepresented the Company financial prospects for the second quarter of 2001. The Company believes these allegations are without merit. These actions were automatically stayed with the Chapter 11 filing.

Note 14 - Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the following: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and does not expect the adoption of such statement to have a material impact on its financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for the Company will be fiscal 2003. The Company is currently evaluating the provisions of SFAS No. 143 and does not expect the adoption of such statement to have a material impact on its financial position or results of operations.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal 2002. The most significant changes made by SFAS 144 are that it: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS

121 to allocate goodwill to long-lived assets to be tested for impairment, and
(2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company is currently evaluating the provisions of SFAS No. 143 and does not expect the adoption of such statement to have a material impact on its financial position or results of operation.

Note 15 - Subsequent Events

       On October 25,2001, the Company announced plans to liquidate its non-operational facilities in Amsterdam, Munich, and Dublin and filed a voluntary petition to reorganize one of its subsidiaries in Amsterdam.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve many risks and uncertainties, including those identified in the section entitled "Factors Affecting Future Results," which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Our forward-looking statements include statements regarding our continued viability and our future financial performance including the impairment of our long-lived assets and our expectations about our future revenues, cost of revenues and other expenses. We undertake no obligation to release the results of any revisions to these forward-looking statements, which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures, in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and other factors that may affect our business.

Overview

       Exodus Communications is a leading provider of Internet infrastructure outsourcing services for enterprises with mission-critical Internet operations. We offer complex Web hosting and managed and professional services to optimize the performance, reliability and scalability of our customers' Internet operations.

       We are the successor to a Maryland corporation that was formed in August 1992 to provide computer consulting services. We began offering server hosting and Internet connectivity in late 1995, opened our first dedicated IDC in August 1996 and introduced managed services in 1997 and professional services in 1998.

Voluntary Petition for Reorganization Relief Under Chapter 11

       On September 26, 2001, we and seven of our U.S. subsidiaries listed below, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware for reorganization relief under Chapter 11 of the United States Bankruptcy Code. We are currently operating our business as debtors-in-possessions in accordance with provisions of the Bankruptcy Code. Our Chapter 11 Cases have been consolidated for the purposes of joint administration under Case No. 01-10539. The Chapter 11 Cases do not include all United States subsidiaries or any of our foreign subsidiaries. Our subsidiaries that filed Chapter 11 voluntary petitions for relief are:

       Arca System, Inc.                          GlobalCenter, Inc.
       American Information Systems, Inc.         GlobalCenter Holding, Co.
       Cohesive Technology Solutions, Inc.        KeyLabs, Inc.
                                                  Service Metrics, Inc.

       We filed for relief under Chapter 11 of the Bankruptcy Code to address the growing demands on our cash flow resulting from continued losses from operations, debt service requirements and capital commitments.

Consequences of the Chapter 11 Filing
-------------------------------------

       As a consequence of the filing, all pending claims and litigation against us and our filed subsidiaries have been stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims, enforce any lien against us or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court, in accordance with the Chapter 11 reorganization process. We anticipate that substantially all liabilities as of the Petition Date will be subject to settlement in accordance with one or more Chapter 11 plans of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code. A creditors' committees has been formed and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Although we intend to file and seek confirmation of a plan or plans of reorganization there can be no assurance as to when we will file such a plan or plans, or that when we do such plan or plans will be confirmed by the Bankruptcy Court and consummated.

       As provided by the Bankruptcy Code, we initially have the exclusive right for 120 days following the Petition Date, to propose a plan of reorganization. If we fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan or plans of reorganization for us. We are unable to predict at this time what the treatment of our creditors and equity holders will be under any proposed plan or plans of reorganization. However, given the various financial and strategic alternatives currently being considered by us, we believe that it is unlikely that our equity will have any value.

       The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of our pre-petition creditors or stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. There is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole or in part, and some of our pre-petition creditors may be treated differently than others.

Background of Filing
--------------------

       We offer services through a worldwide network of IDCs located throughout North America, Europe, Asia and Australia. We also manage a private Internet Protocol network consisting of owned router equipment and leased fiber capacity interconnecting our IDCs across four continents and connecting to 96 Internet Service Providers via private direct circuits. We expanded our IDC capacity from
0.6 million square feet in June 1999 to 5.6 million square feet by September 2001. Recently, the weakening U.S. economy precipitated a broad decline in the technology sector that we had not anticipated. IDC utilization rates have declined recently as a result of such, a slowdown in the number of new customers acquired, the acquisition of GlobalCenter Holding Co., Inc. in January 2001 and the elimination of our financially unstable customers.

       This substantial decline in asset utilization, combined with a large debt burden incurred during our IDC expansion led to a need to restructure our capital to address the possibility of future liquidity constraints. As a result, we and seven of our subsidiaries filed voluntary petitions for reorganization relief under the Bankruptcy Code to protect and reorganize our business and capital structure on September 26, 2001.

       We expect to obtain up to $200 million in debtor-in-possession financing with third party lenders which will be subject to, among other things, Bankruptcy Court approval. As of September 30, 2001, we had $107.7 million of cash and cash equivalents. We expect that cash from operations and the debtor-in-possession financing facility will provide sufficient funds to allow us to continue to meet our obligations as they become due while a plan of reorganization is developed and considered. However, our ability to continue as a going concern (including our ability to meet our post-petition obligations and to meet the obligations of the Non-Debtor Subsidiaries) and the appropriateness of using the going concern basis for our financial statements depend upon, among other things, our ability to obtain sufficient funding under the debtor-in-possession financing facility, our ability to comply with the terms of the facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, our ability to maintain adequate cash on hand, our ability to generate cash from operations and the confirmation of a plan or plans of reorganization under the Bankruptcy Code.

Acquisitions

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

       On January 10, 2001, we acquired GlobalCenter, a provider of complex Internet hosting services, from Global Crossing Ltd. GlobalCenter is now our wholly-owned subsidiary. The acquisition was accounted for as a purchase with GlobalCenter's results of operations included from January 1, 2001. We issued 108,157,200 shares of our common stock and assumed certain GlobalCenter and Global Crossing Ltd. stock options. At the time of the transaction, we recorded approximately $1.8 billion of goodwill and intangible assets and which were being amortized on a straight-line basis over a weighted average useful life of approximately four years. However, during the three month period ended September 30, 2001 we completed an assessment of the carrying value of our long-lived assets during the quarter, which resulted in the write off of the entire goodwill and other intangible assets balance. See Note 9 of the accompanying condensed consolidated financial statements and "Impairment of Long-Lived Assets" below.

Impairment of Long-Lived Assets

       As part of our review of our financial results for 2001, we performed an assessment of the carrying value of all of our long-lived assets, including approximately $1.7 billion of goodwill and other intangible assets which are primarily related to the acquisition of GlobalCenter on January 10, 2001, and approximately $2.8 billion of property and equipment which is primarily related to our IDCs.

       Since 1998, we have completed several acquisitions, including most significantly the acquisition of GlobalCenter in January 2001. These acquisitions resulted in the recording of goodwill and other intangible assets of approximately $1.9 billion. We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the third quarter of 2001, due to significant industry and economic trends affecting both our current and future operations as well as a significant decline in our stock price since the date of the GlobalCenter acquisition, we completed an impairment review of our goodwill and other intangible assets. This review included a comparison of the carrying amount of each asset to the estimated future undiscounted net cash flows expected to be generated by that asset. As a result of this review, we determined that our goodwill and other intangible assets were impaired and recorded an impairment charge equal to the carrying amount of these assets, of approximately $1.7 billion. This charge was measured as the amount by which the carrying amount of these assets exceeded their fair value and is included in the caption "Merger, restructuring and asset impairment charges" in the accompanying condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2001.

       Similarly, we review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the third quarter of 2001, due to significant industry and economic trends affect our current and future operations as well as a significant decline in our stock price, we completed an impairment review of certain data center property and equipment and construction in progress. This review included a comparison of the carrying amount of such assets to the estimated future undiscounted net cash flows expected to be generated by those assets. As a result of this review, we determined that certain IDC property and equipment and construction in progress were impaired and recorded an impairment charge of approximately $746.6 million during the three month period ended September 30, 2001. For IDC property and equipment currently used in operations, the charge was measured as the amount by which the carrying amount of these assets exceeded their fair value. For construction in progress, the charge was measured as the amount by which the carrying amount of these assets exceeded their fair value less costs of disposal. The charge is included in merger, restructuring and asset impairment charges in the accompanying condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2001. As we continue to reorganize our business, we are continually reviewing our property and equipment for impairment. If the economic and industry trends that are adversely affecting our business do not improve, we may determine that there has been further impairment of our property and equipment. Asset impairment charges will be recognized in the quarter for which we determine such assets are impaired. Asset impairment charges of this nature could be large and could have a material adverse effect on our financial position and results of operations.

Investments

       We maintain an investment portfolio consisting primarily of equity investments in publicly traded and privately held companies. We regularly review our investment portfolio to determine if any declines in value are other than temporary. Our reviews for declines in value for privately held investments include reviewing historical and forecasted financial information as well as the market performance of similar publicly traded companies. Declines in value of publicly traded companies, measured by comparison of the market price of their securities to the cost of our investment, are considered other than temporary if those declines persist for two successive quarters. As a result of our reviews during the three and nine-month periods ended September

30, 2001, we determined that our investments in Mirror Image and certain other companies had declines in value that were other than temporary. Accordingly, we recorded impairment charges of approximately zero and $399.7 million, respectively, in our results of operations for the three and nine-month periods ended September 30, 2001.

Leverage and Debt Obligations

       As of September 30, 2001, we had approximately $3.3 billion in debt obligations, which are described below (in millions):

                                                           Balance at
                                        Maturity Date  September 30, 2001
                                        -------------  ------------------
Senior Notes:
-------------
Dollar-denominated 11 1/4% Notes ......      2008            $  269.4
Euro-denominated 11 3/8% Notes ........      2008            $  182.4     (Euro 200.0)
Dollar-denominated 10 3/4% Notes ......      2009            $  358.0
Euro-denominated 10 3/4% Notes ........      2009            $  114.0     (Euro 125.0)
Dollar-denominated 11 5/8% Notes ......      2010            $  992.5
                                                             --------
                                                             $1,916.3
Convertible Subordinated Notes:
-------------------------------
5% Notes ..............................      2006            $   52.0
4 3/4% Notes ..........................      2008            $  444.0
5 1/4% Notes ..........................      2008            $  509.5
                                                             --------
                                                             $1,005.5

Other Debt Obligations:                     Varies           $  342.1
-----------------------                                      --------

        Total debt obligations ........                      $3,263.9
                                                             ========

       Approximately $3.1 billion of the above debt is included in liabilities subject to compromise on the accompanying condensed consolidated balance sheet at September 30, 2001. See Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

       The following table sets forth certain statement of operations data as a percentage of total revenue for the three and nine-month periods ended September 30, 2001 and 2000. This information has been derived from our unaudited condensed consolidated financial statements which, in management's opinion, have been prepared on substantially the same basis as the audited financial statements included in our 2000 Annual Report on Form 10-K except for the accounting and disclosure requirements of SOP 90-7 and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the quarters presented. This information should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q. These operating results are not indicative of the results to be expected for any future period.

                           EXODUS COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended         Nine Months Ended
                                                                                    September 30,             September 30,
                                                                                 ------------------         -----------------
                                                                                   2001       2000           2001       2000
                                                                                 --------     -----         ------      -----
Revenue
   Service revenue ........................................................         94%       86%            89%        89%
   Other revenue ..........................................................           6%       14%            11%        11%
                                                                                 --------     -----         ------      -----
       Total revenue ......................................................         100%      100%           100%       100%
                                                                                 --------     -----         ------      -----

Cost of revenue
   Cost of service revenue ................................................          96%       58%            73%        61%
   Cost of other revenue ..................................................           4%       12%             9%         9%
   Restructuring and asset impairment charges .............................           2%       --              2%        --
                                                                                 --------     -----         ------      -----
       Total cost of revenue ..............................................         102%       70%            84%        70%
                                                                                 --------     -----         ------      -----
       Gross profit (loss) ................................................          (2)%      30%            16%        30%
                                                                                 --------     -----         ------      -----

Operating expenses:
   Marketing and sales ....................................................          17%       21%            20%        23%
   General and administrative .............................................          44%       18%            30%        18%
   Product development ....................................................           1%        1%             1%         2%
   Amortization of goodwill and other intangible assets ...................           --        4%            24%         5%
   Merger, restructuring and asset impairment charges .....................         972%       --            303%         --
   Chapter 11 related reorganization items ................................          28%       --              7%         --
                                                                                 --------     -----         ------      -----
       Total operating expenses ...........................................       1,062%       44%           383%        48%
                                                                                 --------     -----         ------      -----
       Operating loss .....................................................      (1,064)%     (14)%         (367)%      (18)%
                                                                                 --------     -----         ------      -----
Interest and other income (expense):
   Interest income ........................................................           2%       10%             3%         9%
   Interest expense .......................................................         (37)%     (28)%          (26)%      (25)%
   Loss on equity method investments ......................................          (1)%      --             (1)%       --
   Loss on impairment of investments ......................................          --        --            (44)%       --
   Other income (expense), net ............................................           1%       --             --         (1)%
                                                                                 --------     -----         ------      -----
       Total interest and other expense, net ..............................         (35)%     (17)%          (68)%      (16)%

Net loss before cumulative effect of change in accounting principle .......      (1,099)%     (31)%         (435)%      (34)%
Cumulative effect of change in accounting principle .......................          --        --             --         (2)%
                                                                                 --------     -----         ------      -----
         Net loss .........................................................      (1,099)%     (31)%         (435)%      (36)%
                                                                                 ========     =====         ======      =====

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

       During 2000, we adopted SAB 101, "Revenue Recognition in Financial Statements." As a result of the adoption of SAB 101, we determined that installation services related to monthly services do not represent a separate earnings process. Therefore, revenue from installation services is deferred and recognized over the contractual term of the arrangement. Incremental direct costs of such installation services are deferred and amortized over the contractual term of the arrangement. Prior to the adoption of SAB 101, we recognized revenue for installation services upon completion of the services and the associated incremental costs as incurred. The cumulative effect of the change in accounting for installation services and incremental direct costs of these services on all prior years resulted in an $8.4 million increase in net loss for the nine-month period ended September 30, 2000, and is reflected as the cumulative effect of change in accounting principle.

     Service Revenue

       Service revenue increased 21% and 70% to $236.8 million and $819.5 million for the three and nine-month periods ended September 30, 2001 compared with $195.7 million and $481.5 million for the same periods of the prior year. Service revenue decreased 16% from $282.5 million in the second quarter of 2001 to $236.8 million in the third quarter of 2001. The revenue growth from the corresponding periods in 2000 was due to increases in hosting and network services, as a result of increases in new customers, and new IDCs, increased traffic, and new managed services revenue, including storage management, security services, content distribution, managed hosting and Web application management. The decrease in service revenue in the third quarter, compared to the second quarter of 2001 was due to negative industry trends and a general economic downturn, which caused some customers to go out of business and some new customers to defer their outsourcing decisions, which led to a higher rate of order reductions and cancellations from our customers. At September 30, 2001, we had approximately 3,700 outsourcing customers as compared to approximately 4,500 at June 30, 2001. The decrease in the number of customers is due to customer cancellations as a result of the current economic environment as well as our efforts to terminate services to customers who were not paying on a timely basis.

     Other Revenue

       Other revenue was $15.6 million and $100.3 million for the three and nine-month period ended September 30, 2001, compared with $32.1 million and $56.6 million in the same periods of the prior year; representing a decrease of 51% and an increase of 77%, respectively. Other revenue decreased from $36.2 million in the second quarter in 2001 to $15.6 million in the third quarter of 2001, a decrease of 57% quarter-over-quarter. The decreases from the third quarter of 2000 and the second quarter of 2001 relate primarily to our customers' reduced requirements for equipment. The increase for the nine-month period ended September 30, 2001 compared with the same period for 2000 is due to the sale of a worldwide license to operate the DataVault services business, and all assets associated with that business in the first quarter of 2001, which was accounted for as a sales type lease. In the first three quarters of 2001, we recognized approximately $15.4 million of revenue from the sale of equipment necessary to operate the DataVault services business and recognized approximately $18.2 million of revenue from the sale of the worldwide license to operate the DataVault services business. The revenue from the sale of the assets was recognized when sold and the revenue from the license is being recognized over the estimated 21 month life of the license. The total consideration attributed to the license of the DataVault service business was approximately $54.5 million, consisting of approximately $29.5 million in cash and future payments and approximately $25.0 million in convertible preferred stock.

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

     Cost of Service Revenue

       Cost of service revenue increased 82% and 104% to $240.3 million and $671.7 million for the three and nine-month periods ended September 30, 2001 from $132.3 million and $328.8 million in the same periods in the prior year. Cost of service revenue increased from $216.9 million in the second quarter of 2001 to $240.3 million in the third quarter of 2001, an increase of 11% quarter-over-quarter. Cost of service revenue as a percentage of service revenue was 101% and 82% for the three and nine-month periods ended September 30, 2001 compared with 68% for the same periods in the prior year. The increase in cost of service revenue in absolute dollars from the corresponding periods in 2000 was the result of an increased number of operating IDCs, associated higher rent and occupancy expenses, increased depreciation from building and expanding IDCs, transit and local loop connectivity costs, which were spent to connect the new IDCs to our network, and increased expense for additional backbone capacity and bandwidth usage on our network and from our network to other networks. The increases in cost of service revenue as a percentage of service revenue was primarily due to the decline in total service revenue, which was caused by negative industry trends and the general economic downturn, and increased costs due to the increase in the number of operating IDCs. The increase in cost of service revenue from the second quarter of 2001 was due to a full quarter of costs associated with the four IDCs opened during the second quarter of 2001.

     Cost of Other Revenue

Cost of other revenue was $10.7 million and $79.5 million for the three and nine-month periods ended September 30, 2001, compared with $26.4 million and $47.8 million for the corresponding periods of 2000; a decrease of 60% and an increase of 66%, respectively. Cost of other revenue decreased from $27.1 million in the second quarter of 2001 to $10.7 million in the third quarter of 2001, a decrease of 61% quarter-over-quarter. Cost of other revenue as a percentage of other revenue was 68% and 79% for the three and nine-month periods ended September 30, 2001 compared with 82% and 84% for the same periods in the prior year. The decreases in absolute dollars for the third quarter of 2001 compared with the third quarter of 2000 and the second quarter of 2001 were due to our customers' reduced requirements for equipment. The increase in absolute dollars for the nine-month period of 2001 compared with the corresponding period of the prior year was due to the sale of assets associated with the DataVault service business and increased equipment sales to a larger customer base in 2001 compared with 2000. Cost of other revenue as a percentage of other revenue typically fluctuates based on the negotiated price of each individual sale.

     Marketing and Sales

       Marketing and sales expenses are comprised of salaries, commissions and benefits for our marketing and sales personnel, printing and advertising costs, public relations costs, consultants' fees, marketing programs and promotions, training and travel and entertainment expenses.

       Marketing and sales expenses were $43.8 million and $170.3 million for the three and nine-month periods ended September 30, 2001 compared with $48.2 million and $123.3 million for the same periods in the prior year, a decrease of 9% and an increase of 38% respectively. Sales and marketing expenses decreased from $59.2 million in the second quarter of 2001 to $43.8 million in the third quarter of 2001, a decrease of 26% quarter-over-quarter. Marketing and sales expenses as a percentage of revenue decreased to 17% and 19% for the three and nine-month periods ended September 30, 2001 from 21% and 23% for the same periods of the prior year, respectively. The decreases in absolute dollars were primarily due to reduced headcount expenses, such as payroll and benefits, and decreased commission expense as a result of reduced revenue. The decreases as a percentage of revenue were due to cost cutting measures, which lowered costs at a faster rate than revenue.

     General and Administrative

       General and administrative expenses are comprised primarily of salaries and benefits for our administrative and management information systems personnel, consulting fees, recruiting fees, legal and accounting fees, travel expenses and expenses associated with uncollectible amounts due from customers.

       General and administrative expenses increased 173% and 177% to $111.8 million and $270.0 million for the three and nine-month periods ended September 30, 2001 from $40.9 million and $97.5 million for the same periods in the prior year. General and administrative expenses increased from $80.2 million from the second quarter of 2001 to $111.8 million in the third quarter of 2001, an increase of 39% quarter-over-quarter. General and administrative expenses as a percentage of revenue increased to 44% and 30% for the three and nine-month periods ended September 30, 2001 from 18% for the same periods of the prior year, respectively. The increase in general and administrative expenses in absolute dollars and as a percentage of revenue were a result of increased bad debt expense associated with uncollectible amounts due from customers, investments in our IT infrastructure and increased facilities cost. This increase was partially offset by a decrease in headcount-related expenses. The quarter-over-quarter increase in general and administrative expenses was due primarily to increased bad debt expense partially offset by costs savings resulting from reduced headcount.

     Product Development

       Product development expenses consist primarily of salaries, benefits and facility costs for our product development department and fees paid to consultants.

       Our product development expenses increased 9% and 28% to $3.5 million and $13.6 million for the three and nine-month periods ended September 30, 2001 from $3.2 million and $10.6 million for the same periods in the prior year. Product development expenses decreased from $4.3 million for the second quarter of 2001 to $3.5 million in the third quarter of 2001, a decrease of 19% quarter-over-quarter. Our product development expenses as a percentage of revenue were 1% for the three and nine-month periods ended September 30, 2001, compared with 1% for the same periods of the prior year. The increases in product development expenses in absolute dollars from the corresponding periods of the prior year was a result of higher depreciation and other facility costs. The decrease in absolute dollars quarter-over-quarter was due to decreased headcount related expenses and fewer consulting services.

     Amortization of Goodwill and Other Intangible Assets

       As part of our strategy to grow through acquisitions of complementary businesses, we acquired the assets of Arca Systems, Inc. in October 1998; American Information Systems, Inc. in February 1999; Cohesive Technology Solutions, Inc. in July 1999; Global Online Japan Co., Ltd. in December 1999; KeyLabs, in February 2000; the assets of the Professional Services Division of NSSI. In February 2000; Grenville in August 2000; and GlobalCenter in January 2001. In connection with those acquisitions, we recorded approximately $1.9 billion in intangible assets related to goodwill, customer lists and workforce in place. Amortization related to those intangibles was zero and approximately $219.6 million for the three and nine-month periods ended September 30,

2001 compared with $8.9 million and $25.4 million for the same periods in the prior year, respectively. The decrease in the amortization of our intangible assets was due to an impairment charge of approximately $1.7 billion recorded during the third quarter of 2001. During the current quarter, due to significant industry and economic trends affecting both our current and future operations as well as a significant decline in our stock price since the date of the GlobalCenter acquisition, we completed an impairment review of our goodwill and other intangible assets. This review included a comparison of the carrying amount of each asset to the estimated future undiscounted net cash flows expected to be generated by that asset. As a result of this review, we determined that our goodwill and other intangible assets were impaired and recorded an impairment charge equal to the carrying amount of these assets, of approximately $1.7 billion. See Note 9 of the notes to the condensed consolidated financial statements.

     Merger, Restructuring and Asset Impairment Charges

       Merger, restructuring and asset impairment Charges were $2.5 billion and $2.8 billion for the three and nine month periods ended September 30, 2001 compared with zero for the corresponding periods in the prior year. Included in merger, restructuring and asset impairment charges for the third quarter of 2001 are impairment charges on our property plant and equipment and goodwill and other intangible assets. See Notes 3, 6 and 9 of the notes to condensed consolidated financial statements.

     Chapter 11 Related Reorganization Items

       The accompanying condensed consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires charges, including professional fees, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business due to our bankruptcy filing are reported separately. Included in reorganization items are the estimated claims on rejected leases of $114.3 million, the accelerated the amortization of our debt related costs attributable to the to the subsidiaries included in the Filing of approximately $79.6 million and professional fees of $5.2 million. Partially offsetting these amounts is the reduction of the merger and restructuring accrual of approximately $129.6 million due to the rejection of certain leases as allowed under the Bankruptcy Code.

     Interest Income

       Interest income was $3.8 million and $26.9 million for the three and nine-month periods ended September 30, 2001, compared with $23.7 million and $47.8 million in the same periods in the prior year, respectively, and $9.0 million in the second quarter of 2001. The fluctuations in interest income relate to changes in our average cash balance and prevailing interest rates during these periods.

     Interest Expense

       Interest expense increased 48% and 81% to $94.1 million and $240.1 million in the three and nine-month periods ended September 30, 2001, from $63.7 million and $132.4 million for the same periods in the prior year. Interest expense increased from $75.6 million in the second quarter of 2001 to $94.1 million in the third quarter of 2001, an increase of 25% quarter-over-quarter. The increases from the corresponding periods of the prior year reflect bank borrowings for our Japanese subsidiary of approximately $56.7 million in December 2000, our issuance of $575 million of 5 1/4% of convertible subordinated notes in February 2001, borrowings to finance the purchase of certain real estate and increased borrowings of approximately $116.0 million in March and April 2001, and equipment loans and lease agreements entered into to finance equipment purchases and IDC construction. The primary reason for the quarter-over-quarter increase was due to induced conversions of our convertible subordinated debt in August 2001. Holders of an aggregate principal amount of approximately $65.5 million of our 5.25% convertible subordinated notes due February 15, 2008 converted the notes into approximately 10.6 million shares of our common stock and holders of an aggregate principal amount of approximately $56.0 million of our 4.75% convertible subordinated notes due July 15, 2008 converted the notes into approximately 10.2 million shares of our common stock. We issued approximately 16.0 million shares of common stock in excess of the original conversion terms and recorded interest expense equal to their fair market value at the date of conversion of approximately $19.9 million in accordance with SFAS No. 84, Induced Conversion of Convertible Debt.

     Loss on Equity Method Investments

       For the three and nine-month periods ended September 30, 2001, we incurred losses of approximately $1.5 million and $9.5 million, respectively, from our investment in voting convertible preferred stock of a privately held company over which we exercise a significant influence.

     Loss on Impairment of Investments

       For the three and nine-month periods ended September 30, 2001, we incurred losses on our equity investments of approximately zero and $399.7 million, respectively. The losses primarily related to our investment in Mirror Image, Inc. and other declines in the fair value of our investments in privately held and publicly traded companies, which we deemed to be other than temporary.

     Other Income (Expense), Net

       Net other income (expense) was other income of $3.4 million and other loss of $2.8 million for the three and nine-month periods ended September 30, 2001, respectively, compared with other income of $0.5 million and other expense of $3.0 million for the same periods in the prior year. Included in net other income (expense) for the three-month period ended September 30, 2001 was a net gain on extinguishment of debt of approximately $7.0 million as well as our net losses on foreign currency transactions. See Note 10 of the notes to the condensed consolidated financial statements.

     EBITDA

       "EBITDA" represents income (loss) before net interest and other income (expense), income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other noncash charges, including but not limited to losses on disposal of property and equipment, gains or losses on equity investments, losses on impairment of investments, and merger, restructuring and asset impairment charges. We had an EBITDA loss of approximately $79.2 million and $70.5 million for the three and nine-month periods ended September 30, 2001 compared to an EBITDA profit of approximately $18.3 million and $18.5 million for the same periods in the prior year, respectively. The following is a reconciliation of EBITDA to operating loss for the three and nine month-periods ended September 30, 2001 and 2000.

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                         --------------------------------    --------------------------------
                                                              2001              2000             2001              2000
                                                         ---------------    -------------    --------------    --------------
Operating loss .......................................   $(2,684,805)          $(31,906)      $(3,381,003)         $(95,244)
Merger, restructuring and asset impairment charges ...     2,457,731                 --         2,806,667                --
Chapter 11 related reorganization items ..............        69,423                               69,423
Depreciation & amortization ..........................        78,501             50,108           434,311           117,040
Cumulative effect of change in accounting principle ..            --                 --                --            (8,352)
Other ................................................            --                 70                87             5,040
                                                         ---------------    -------------    --------------    --------------
EBITDA ...............................................   $   (79,150)          $ 18,272       $   (70,515)         $ 18,484
                                                         ===============    =============    ==============    ==============

       The decrease in the level of EBITDA from the corresponding periods of 2000 was primarily due to lower than expected revenues, higher bad debt expense and the effects of our acquisition of GlobalCenter on our cash flows. The IDCs acquired from GlobalCenter, as well as GlobalCenter's operations overall, historically had significant EBITDA losses.

     Liquidity and Capital Resources

       From inception through September 30, 2001, we financed our operations primarily through private sales of preferred stock, our initial public offering of common stock in March 1998, a public offering of common stock in February 2001, our senior notes offerings in July 1998, June 1999, December 1999 and July 2000, our convertible subordinated notes offerings in March 1999, December 1999 and February 2001, our senior secured credit facility in October 2000, and through various types of equipment loans, lease lines and working capital lines of credit.

       On October 31, 2000, we entered into a senior secured credit facility with a syndicate of banks under which, subject to our compliance with our existing indentures, compliance with financial covenants and the satisfaction of customary borrowing conditions, we were permitted to borrow up to $600.0 million, depending on our qualifying accounts receivable balances and meeting certain debt covenants. We borrowed an initial $150.0 million against one of the term loan facilities on October 31, 2000. On July 2, 2001, we prepaid the $150.0 million outstanding principal balance under this senior secured credit facility and terminated the facility. We recorded a net loss on extinguishment of debt of approximately $15.3 million, including $12.1 million of unamortized debt issuance costs and fees and other penalties of $3.2 million, which has been classified as other income (expense) in our results of operations for the third quarter of 2001.

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

       As of September 30, 2001, borrowings under our equipment loans and lines of credit, capital lease obligations, mortgages and senior and convertible notes were approximately $3.3 billion.

       Net cash used for operating activities for the nine-month period ended September 30, 2001 was approximately $471.1 million, primarily due to continued losses, decreases in accounts payable, accrued interest payable, and increases in accounts receivable and prepaid expenses and other assets. This was partially offset by depreciation and amortization, noncash merger, restructuring and asset impairment charges, and non-cash charges on the impairment of Mirror Image and other equity investments. This compares to net cash provided by operating activities for the nine-month period ended September 30, 2000 of approximately $38.8 million, which was primarily due to depreciation and amortization and increases in accounts payable and accrued expenses, offset by net losses and increases in accounts receivable and prepaid expenses.

       Net cash used for investing activities for the nine months ended September 30, 2001 was approximately $897.0 million due primarily to capital expenditures for the construction of IDCs, offset in part by the cash acquired in the GlobalCenter acquisition and a decrease in our restricted cash balance. This compares to net cash used for investing activities for the nine months ended September 30, 2000 of approximately $1.0 billion, which was due to capital expenditures for the construction of IDCs, and our investment in Mirror Image and other assets.

       Net cash provided by financing activities for the nine months ended September 30, 2001 was approximately $690.1 million, due primarily to the proceeds from the convertible subordinated debt and common stock issued in February 2001 and proceeds from a bank loan in March and May 2001. This was partially offset by the repayment of our debt, of approximately $161.9 million during the nine months ended September 30, 2001. This compares to net cash provided by financing activities for the nine months ended September 30, 2000 of approximately $1.3 billion, which was primarily due to the proceeds from the issuance of our senior notes.

     Significant Commitments

       In January 1999, we entered into an agreement with a telecommunications company to obtain telecommunications services for a period of 60 months with a minimum commitment of $1.0 million per month.

       In August 1999, we entered into a capacity purchase agreement with a second telecommunications company. The agreements provide for a total potential outlay of up to $105.0 million for fiber capacity and related maintenance covering approximately 25 years. As of September 30, 2001, we had paid approximately $40.6 million, related to these agreements, which is included in other assets in the accompanying balance sheets.

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

     Post Filing Liquidity

      On September 26, 2001 we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and as such all pending claims and litigation against us are stayed automatically. Accordingly, we may reject or assume pre-petition executory contracts as allowed by the Bankruptcy Code. We are currently reviewing all pre petition executed contracts, to determine which commitments will be assumed or rejected.

      At September 30, 2001, we had $107.7 million of cash and cash equivalents. In connection with our Chapter 11 filing, we expect to obtain up to $200 million in debtor-in-possession financing from third party lenders which will be subject to, among other things, Bankruptcy Court approval.

      We believe that cash from operations and our debtor-in-possession financing facility, will provide sufficient funds to allow us to continue our operating activities and to meet our obligations as they become due while a plan of reorganization is developed and considered.

Factors Affecting Future Results

Our bankruptcy filing may have unanticipated adverse impacts on our business.

      On September 26, 2001, we and seven of our domestic subsidiaries filed voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we are presently operating our business as debtors-in-possession.

      Currently, neither we nor our creditors have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that we or our creditors may propose. As provided by the Bankruptcy Code, we initially have the exclusive right to propose a plan of reorganization for 120 days following the filing of our Chapter 11 petition. If we fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan or plans of reorganization. The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of our assets. Furthermore, there can be no assurance that there will be any improvement in our financial condition or results of operations upon consummation of a plan of reorganization. During the Chapter 11 Cases, we have incurred, and will continue to incur, significant costs associated with the reorganization, including, but not limited to, professional fees and other cash demands typical in bankruptcy proceedings. These costs, which are being expensed as incurred, are expected to significantly affect our results of operations.

      Our Chapter 11 filing, and the potential adverse publicity associated with it, may have adverse effects on our business, including, but not limited to:

     o making it more difficult to attract, retain and compensate qualified employees;

     o    strained management resources;

     o reduced commitments from or impaired relationships with our current customers;

     o a lack of commitment from or impaired relationships with prospective customers;

     o attempts by our current vendors to cancel services or renegotiate existing arrangements;

     o refusals from prospective vendors to do business with us or difficulty obtaining reasonable trade credit terms from prospective vendors; and

     o sales or other dispositions of assets for amounts other than those reflected in our financial statements.

      Other specific bankruptcy risks include: difficulty obtaining, operating under and potential adequacy of our debtor-in-possession financing arrangements; our inability to negotiate a favorable restructuring of our debt, raise additional capital, reduce expenses and modify our business model, and to develop, prosecute, confirm and consummate a plan or reorganization; our inability to maintain and expand customer relationships while in bankruptcy and in the context of a continued slowdown in the economy; uncertain demand for our services; the risk that some customers will have difficulty paying for services as a result of their own financial difficulties; difficulties delivering services with reduced staffing levels; and unanticipated expenses of and liabilities associated with litigation and bankruptcy.

Our ability to continue as a "going concern" is uncertain.

       The accompanying condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. The bankruptcy filing and related circumstances, including our default on all pre-petition debt, the losses from operations, as well as current economic conditions, raise substantial doubts about our ability to continue as a going concern. The appropriateness of reporting on a going concern basis is dependent upon, among other things, the availability of funding under our debtor-in-possession financing arrangements and compliance with the terms such arrangements, confirmation of a plan of reorganization, future profitable operations, customer and employee retention and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. We have assumed all of the foregoing. Should some or all of our assumptions prove to be unfounded or prove to be untrue in the future, our results of operations and financial condition will be adversely affected and our ability to continue as a going concern will be doubtful.

We may experience difficulties developing and maintaining customer relationships due to our financial condition.

       Our customers' perceptions of our financial stability may be affected by our bankruptcy filing and by current general macro-economic conditions. Our customers may perceive that there is increased risk in doing business with us due to our current Chapter 11 filing. These perceptions may cause customers to question our financial viability and thereby increase the difficulties inherent in securing and maintaining customer relationships necessary to our business.

We may continue to lose portions of our customer base.

       Some of our customers are emerging Internet-based businesses that may not pay us for our services on a timely basis and may fail over the long term, and some of our other customers that are non-Internet based businesses may scale back or discontinue their Internet operations.

       Approximately 31% of our monthly recurring revenue at the end of the third quarter of 2001 was derived from customers that we classify as emerging Internet-based businesses, and we expect that a portion of our future revenue will be derived from this customer base. The unproven business models of some of these customers and an uncertain economic climate, including the tight capital markets, make their continued viability uncertain. Some of these customers have encountered financial difficulties and some of these types of customers have gone out of business, which has resulted in an increase in bad debt expense associated with uncollectible amounts due from such customers. In the future, other customers may do so and reduce or terminate the services they receive from us, fail to pay for our services or delay payment for our services. If these payment difficulties are substantial, our business and financial results could be harmed.

Reduced demand for our services may prevent us from achieving targeted revenue and profitability.

       Our revenue and our ability to achieve and sustain profitability depend on the overall demand for Web hosting and the services we offer. The general economic slowdown in the world economy may have caused our customers to defer purchases of our services and otherwise altered their purchasing patterns. Capital spending in the information technology sector generally has decreased over the past twelve to eighteen months, and many of our customers and potential customers have experienced declines in their revenues and operations. The terrorist acts of September 11, 2001, also have increased the current uncertainty in the economic environment, and we cannot predict the impact of these events or similar events in the future, or of any related or unrelated military action, on our customers or our business. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. In addition, we have experienced continued hesitancy on the part of our existing and potential customers to commit to continued or new services from us. If U.S. or global economic conditions worsen, this revenue impact may worsen as well and have a material adverse impact on our business, operating results, and financial condition.

Our future success depends on our key personnel, the performance of new management and avoiding unwanted attrition.

       Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel. Any officer or employee can terminate his or her relationship at any time. If we lose the services of one or more of our key employees or are unable to attract, retain and compensate additional qualified personnel, our business will be adversely affected. Should employees or management depart, their departures could create further attrition and adversely affect our business. We do not carry key-person life insurance for any of our employees.

       We grant stock options as a method of attracting, retaining and compensating employees, to motivate performance and to align the interests of management with those of our stockholders. Due to our recent Chapter 11 filing and acknowledgement by management that regardless of the Chapter 11 proceedings or various financial and strategic alternatives currently being considered by us, most stock options held by our employees have very little or no value. Without adequate alternate compensatory incentives, we may find it more difficult to retain key employees.

Our Nasdaq delisting may make our common stock less attractive to investors.

       In October 2001, as a result of our bankruptcy filing, we voluntarily delisted from the Nasdaq National Market, and we are now quoted for trading on the Over-the-Counter Bulletin Board. This move to the OTC Bulletin Board will, among other things, restrict the ability of broker-dealers to buy or sell our common stock, and may affect the ability of holders to buy or sell our common stock in the secondary market and the price at which such holders can buy or sell our common stock. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the Nasdaq National Market. In addition, our delisting from the Nasdaq National Market may make it more difficult for us to raise additional capital because stakeholders may be reluctant to invest in a company that is thinly traded or not traded at all.

Our short operating history and heavy losses make our business difficult to evaluate.

       Our limited operating history and the pace of change in our business make evaluating our business operations and our prospects difficult. We have incurred operating losses each fiscal quarter and year since 1995 because of our substantial investments in infrastructure, personnel and sales and marketing programs. Our accumulated deficit was approximately $4.5 billion as of September 30, 2001. Although we have experienced significant growth in revenue historically, our growth is not necessarily indicative of future operating results. It is possible that we may never achieve profitability on a quarterly or annual basis.

Our operating results have fluctuated widely, and we expect this to continue.

       We have experienced significant fluctuations in our results of operations on a quarterly and annual basis. We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, many of which are outside of our control, including:

     o    demand for our services;

     o the impact of the Chapter 11 filing and any confirmed plan or plans of reorganization;

     o customer retention, acquisition and satisfaction, including customers terminating their services as a result of their perrceptions of our financial condition, their own financial difficulties or their decisions to downsize their Internet operations;

     o    capacity utilization of our IDCs;

     o    the timing of and magnitude of closing and consolidating existing
          IDCs;

     o    the mix of services we sell;

     o the timing and success of marketing efforts and service introductions by us and our competitors;

     o the introduction of new Internet and networking technologies by third parties;

     o    changes in our pricing policies and those of our competitors; and

     o    fluctuations in bandwidth used by customers.

       In addition, large portions of our expenses are fixed, particularly our expenses for telecommunications capacity, depreciation, interest, real estate and personnel. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. Furthermore, if we were no longer able to offer third-party products with our service offerings, our product development costs could increase significantly to meet anticipated customer demand for new complementary services. Finally, many of our customers are emerging growth companies or recently created Internet-centric divisions of existing well established companies, which may have negative cash flows or whose Internet ventures may not be well received, so we may not be able to collect receivables on a timely basis or at all.

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

       Workforce reductions may affect us directly, by reducing customer service levels, or indirectly by raising concerns among customers, other corporate partners and employees regarding our continued viability. We recently announced reductions in our worldwide workforce, and to date in 2001 we have recorded charges of $15.9 million for employee termination and severance. Since we first began reducing our workforce in April 2001, we have reduced our workforce by over 38% as of September 30, 2001. Such workforce reductions are expected to continue. Workforce reductions may also subject us to the requirements of mass employee termination laws and regulations in jurisdictions where we have employees, which may subject us to additional costs. In addition, terminated employees may possess specific knowledge or expertise, the lack of which may cause operational difficulties. The workforce reductions may affect employee morale and lead to increased turnover. The reductions may also subject us to risks of litigation, which could be expensive to defend, divert the attention of management, and subject us to possible liability for damages. Any of these expenses could materially harm our results of operation or deplete our cash reserves.

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

     o    the ability to deliver services when requested by the customer;

     o    Internet system engineering and other expertise;

     o    customer service;

     o    network capability, reliability, quality of service and scalability;

     o    variety of services offered;

     o access to network resources, including circuits, equipment and interconnection capacity to other networks;

     o    broad geographic presence;

     o    price;

     o    brand name;

     o    network security; and

     o    financial resources, including access to capital.

       Our competitors in the market include:

     o providers of server hosting, managed Web hosting and Web application management services;

     o    national, foreign and regional Internet service providers;

     o global, regional and local telecommunications companies and Regional Bell Operating Companies;

     o    information technology outsourcing firms; and

     o    other technology services and products companies.

       Some of our competitors have substantially greater resources, more customers, longer operating histories, greater name recognition and more established relationships in the industry. Moreover, they may have greater access to capital or access on more favorable terms. As a result, these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products, adopt more aggressive pricing policies and be subject to fewer restrictions as a result of financial covenants. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services competitive with those we provide.

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

       The market valuations of technology companies have been highly volatile in recent years, and in the most recent year those market valuations have generally trended downward. Because of this downward trend, we were required to incur charges for the impairment of values of our investment of zero and $399.7 million for the three and nine-month periods ended September 30, 2001. We are also required to mark to market periodically the values of any publicly traded investments we hold. These measurements could result in declines in values reflected in our balance sheet.


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

       We rely on private and public network interconnections that allow our customers to connect to other networks. If the networks with which we interconnect were to discontinue these interconnections, our ability to exchange traffic would be constrained. Many of the companies with which we maintain interconnections are our competitors. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any of these networks, some of which are significantly larger than we are, from increasing fees or denying access. In early 2000, one network with which we previously maintained interconnections unilaterally terminated its interconnections with us. In the future, other networks could refuse to continue to interconnect directly with us, might impose significant costs on us or might limit our customers' access to their networks. In these events, we may not be able, on a cost-effective basis, to access alternative networks to exchange our customers' traffic. In addition, we may not be able to pass through to our customers any additional costs of utilizing these networks or may lose customers if we do pass through any such costs. In these cases, our business could be harmed.

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

       We believe that our ability to compete successfully also depends on the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors. Although we work with various vendors in testing newly developed products, these products may not be compatible with our infrastructure or adequate to address changing customer needs. Any incompatibility would require us to make significant investments to achieve compatibility. Although we intend to support emerging standards, industry standards may not be established or we may not be able to conform to new standards in a timely manner. Our failure to conform to a prevailing standard, or the failure of a common standard to emerge, could have a material adverse effect on our business.

System security risks could disrupt our services.

       The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant problem for electronic commerce and communications. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology we use to protect confidential customer and end user data stored on or transmitted through our network. Recently, numerous computer viruses have circulated throughout the world. Our network and our customer sites are potentially vulnerable to these viruses, which could impair our ability to deliver services to our customers, which could harm our results of operations. Our IDCs have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Exodus and others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Exodus passwords as well as credit card and bank account numbers, stored in and transmitted through our computer systems or those of our customers. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate this confidential information. As a result, we could become liable to others and lose existing or potential customers. If any of our customers are held liable for fraudulent credit card transactions, theft of data or other illegal activities that take place on our network, these customers or others may sue us for losses. Our insurance coverage may be insufficient to cover losses that may arise from these events. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

We depend on third-party equipment and software suppliers.

       We depend on vendors to supply key components of our telecommunications infrastructure, system and network management solutions, managed Web hosting and Web application management. Some of the telecommunications services and networking equipment is available only from sole or limited sources. For instance, the routers, switches and modems we use are currently supplied primarily by Cisco Systems. Vendors that supply us equipment without a vendor agreement may delay or cease supplying such equipment. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business will be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business will be harmed. For example, we have experienced performance problems, including previously unknown software and firmware bugs, with routers and switches that have caused temporary disruptions in and impairment of network performance. In addition, unknown software and hardware problems with respect to our Web hosting and Web application management solutions could impair our ability to deliver these services uninterrupted to our customers.

Government regulation and legal uncertainties may harm our business.

       Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The United States Congress has considered enacting Internet laws regarding privacy, copyrights, taxation and the transmission of sexually explicit or offensive material. The European Union and other countries have enacted their own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel and taxation, apply to the Internet and our products and services. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online or through the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. We provide services over the Internet in many states in the United States and in many foreign countries, and we facilitate the activities of our customers in these jurisdictions. As a result we may be required to qualify to do business, or be subject to taxation, or be subject to other laws and regulations or liability, in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find that Exodus is subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business. In the future, should we undertake to directly provide regulated telecommunications services, we could find that we are subject to additional regulation, taxation and liabilities, which could have a material adverse affect on our business.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Investments

       We maintain an investment portfolio consisting primarily of equity investments in publicly traded and privately held companies. Marketable equity securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our marketable equity securities are subject to market price volatility. Marketable equity securities are included in prepaid expenses and other current assets in the accompanying September 30, 2001 condensed consolidated balance sheet. We also have invested in certain privately held companies, many of which may still be considered in start-up or development stages. These investments are inherently risky because the markets for the technologies or products they offer or have under development are typically in the early stages and may never develop. Our cost method investments in privately held companies are carried at cost unless a decline in value of the investment is determined to be other than temporary, at which point the investment is written down to its estimated fair value. Investments in privately held companies aggregated $19.6 million and are included in investments in the accompanying condensed consolidated balance sheets. We monitor these investments for changes in value, including impairment, by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the investee's technology, product launch and customer acceptance. In some circumstances, we may obtain an independent valuation of the investment. If we determine that the investment has suffered an other than temporary decline in value, this decline is reported as loss on impairment of investments in the period in which the determination is made. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

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

                             Valuation of securities given X% decrease    Fair value as        Valuation of securities given X%
                                     in each stock's price                    as of             increase in each stock's price
                             -----------------------------------------    September 30,       ----------------------------------
                                (50)%          (30)%        (15)%             2001              15%            30%          50%
                               ------         ------       ------            ------           ------         ------       ------
Corporate Equities             $2,157         $3,020       $3,667            $4,314           $4,961         $5,608       $6,470

       Our equity portfolio consists of securities with characteristics that most closely match the S&P Index or companies traded on the NASDAQ National Market. The NASDAQ Composite Index had at least 15% movement in each of the last three years and has had at least a 30% and 50% movement in at least one of the last three years.

Foreign Exchange Rate Risk

       We currently have cash and debt balances denominated in Euros recorded on various subsidiaries' accounts totaling Euro 33.2 million ($30.2 million) and Euro 325.0 million ($296.5 million), respectively. None of these subsidiaries use the Euro as its functional currency. Accordingly, these balances are remeasured into the functional currency at each period end using the period end exchange rates with gains or losses included in the results of operations. Due to substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. Notwithstanding our efforts to manage foreign exchange risk, there can be no assurance that we will adequately protect ourselves against the risks associated with foreign currency fluctuations.

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

       We have an interest rate swap associated with a variable rate loan in our Japanese subsidiary, which is accounted for as a cash flow hedge. As of September 30, 2001, the fair value of this swap was insignificant.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On July 12, 2001, we and five of our current and former executive officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Northern District of California. This lawsuit is captioned Paul Ruthfield v. Exodus Communications, Inc., et al., No. 01-CV-2661. Between July 16, 2001 and August 31, 2001 fourteen substantially identical lawsuits were filed in the same court, each naming the same group of defendants.

       These complaints are all brought on behalf of purchasers of our common stock between March 30, 2001 and June 20, 2001 and allege essentially identical violations of the Securities Exchange Act of 1934, as amended. The complaints have been brought as purported stockholder class actions under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act. In general, the complaints allege that Exodus and the individual defendants misrepresented Exodus' financial prospects for the second quarter of 2001 to inflate the value of our common stock. The complaints seek unspecified monetary damages for the alleged inflated price of our common stock purchased by all class members, attorneys' fees and costs of litigation. We anticipate that the complaints pending in federal court will be consolidated into a single proceeding. We have not yet responded to any of these lawsuits, and no discovery has been conducted. This action has been automatically stayed with our Chapter 11 filing. We believe that the allegations in each of these actions are without merit and we intend to defend against these actions vigorously. We cannot give any assurance that this litigation will not have a material adverse effect on us, our financial condition or our results of operations.

       In addition, from time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this quarterly report, except as described herein, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have material adverse effect on our business, financial condition, operating results or cash flow.

       Chapter 11 Filings

       On September 26, 2001 we and seven of our subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case Nos. 01-10539 through 01-10551, inclusive. The filing is intended to allow us to remain in possession of our assets and properties, and our existing directors and officers will continue to oversee operation of our business as a debtor-in-possession, subject to supervision and orders of the Bankruptcy Court of matters outside the ordinary course of business. As a result of the Chapter 11 filing, claims against us are subject to an automatic stay. On October 25, 2001, we announced the restructuring of one other operational facility in Amsterdam. On October 11, 2001 the U.S. Trustee appointed a seven-member committee to represent the interests of our unsecured creditors. On November 5, 2001 we filed with the United States Bankruptcy Court a schedule of our assets, liabilities, income, expenditures, and lists of our executory contracts, unexpired leases, and equity security holders, all as required by Bankruptcy Rule 1007(b).

Item 2.    Changes in Securities and Use of Proceeds

           Not applicable.

Item 3.    Defaults Upon Senior Securities

       As a result of the commencement of our voluntary petition for bankruptcy protection, Exodus is currently in default on $2.9 billion in face amount of all of our unsecured senior and convertible indebtedness as follows:

                                                             Balance at
                                          Maturity Date  September 30, 2001
                                          -------------  ------------------
Senior Notes:
-------------
Dollar-denominated 11 1/4% Notes ......        2008           $  269.4
Euro-denominated 11 3/8% Notes ........        2008           $  182.4     (Euro 200.0)
Dollar-denominated 10 3/4% Notes ......        2009           $  358.0
Euro-denominated 10 3/4% Notes ........        2009           $  114.0     (Euro 125.0)
Dollar-denominated 11 5/8% Notes ......        2010           $  992.5
                                                              --------
                                                              $1,916.3
                                                              ========
Convertible Subordinated Notes:
-------------------------------
5% Notes ..............................        2006           $   52.0
4 3/4% Notes ..........................        2008           $  444.0
5 1/4% Notes ..........................        2008           $  509.5
                                                              --------
                                                              $1,005.5
                                                              ========

       As a result of our voluntary petition for reorganization relief, approximately $115.3 million principal amount of indebtedness of our subsidiaries Exodus Communications Real Property I, LLC and Exodus Communications Real Property I, LP, is in default and the lender, Lehman Brothers Bank or its successor, is entitled to seek acceleration of repayment and other remedies pursuant to the loan agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.


Item 5.  Other Information

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit
Number     Title
-------    -----
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

2.03 Common Stock Purchase Agreement dated as of March 22, 2000 among Registrant, Mirror Image Internet, Inc. and Xcelera.com Inc. (Incorporated by reference from Exhibit 2.01 to Registrant's Current Report on Form 8-K Filed with the SEC on April 7, 2000 (the "April 2000 Form 8-K")).

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

4.05 Form of Note for Registrant's 5% Convertible Subordinated Notes due2006. (Incorporated by reference from Exhibit 4.05 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "March 1999 Form 10-Q")).

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

10.01 Registrant's 1997 Equity Incentive Plan and related forms of agreements. (Incorporated by reference from Exhibit 10.04 to the Form S-1).

10.02 Registrant's 1998 Directors Stock Option and Stock Award Plan, as amended through May 31, 2001. (Incorporated by reference from Exhibit
           10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "June 2001 Form 10-Q")).

10.03      [Intentionally Omitted].

10.04 Form of Executive Employment Policy to be entered into between Registrant and certain officers. (Incorporated by reference from Exhibit 10.17 to the Form S-1).

10.05      [Intentionally Omitted].

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

10.15      [Intentionally Omitted].

10.16      [Intentionally Omitted].

10.17      [Intentionally Omitted].

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

10.38** Second Amendment to Loan Agreement between Lehman Brothers Bank FSB and Exodus Communications Real Property I, LLC and Exodus Communications Real Property I, LP, dated as of June 27, 2001. (Incorporated by reference from Exhibit 10.38 to Registrant's quarter report on form 10-Q for the quarter ended June 30, 2001(the "June 2000 Form 10-Q")).

10.39 Employment Agreement by and between Registrant and Richard S. Stoltz, as amended. (Incorporated by reference from Exhibit 10.39 to the June 2001 Form 10-Q).

10.40      [Intentionally Omitted].

10.41      [Intentionally Omitted].

10.42 Waiver and Amendment dated June 27, 2001, to the Credit Agreement dated as of October 31, 2000, as amended by the First Amendment and Waiver dated as of April 18, 2001, among Registrant, the Lenders party thereto, and The Chase Manhattan Bank, as Administrative Agent and Collateral Agent, and Chase Manhattan International Limited, as London Agent. (Incorporated by reference from Exhibit 10.42 to the June 2000 Form 10-Q).

10.43#     Offer Letter dated July 12, 2001 between Registrant and William M.
           Austin.

10.45# Offer Letter dated September 3, 2001 between Registrant and L. William Krause.

10.47# Equity-For-Debt Exchange Agreement dated August 22, 2001 between Exodus Communications, Inc. and Fir Tree.

10.48# Equity-For-Debt Exchange Agreement dated August 24, 2001 between Exodus Communications, Inc. and CRT Capital Group LLC.
__________

* Confidential treatment has been granted for certain portions of this document pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

** Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment filed with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk. The non-redacted version of this document has been sent to the Securities and Exchange Commission.

#    Filed herewith.

(b) Reports on Form 8-K

       On September 5, 2001, we filed a report on Form 8-K under Item 5 announcing the appointment of L. William Krause as Chairman of the Board of Directors and Chief Executive Officer our effective immediately. We also announced that Ellen Hancock resigned from her positions as a member of the Board of Directors and Chairman and Chief Executive Officer. Concurrent with Ms. Hancock's resignation, we reduced the size of our Board of Directors from seven members to six.

       On September 12, 2001, we filed a report on Form 8-K under Item 5 attaching a letter to our stockholders and bondholders from our Chairman and Chief Executive Officer L. William Krause.

       On September 27, 2001, we filed a report on Form 8-K under Items 3 and 7 announcing that on September 26, 2001 we filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. A copy of the press release dated September 26, 2001 announcing the filing was attached as an exhibit to the Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXODUS COMMUNICATIONS, INC.

Dated: November 27, 2001           By:     /s/ William Austin
                                          --------------------------------------
                                           William M. Austin
                                           Executive Vice President,
                                           Chief Financial Officer, and Chief
                                           Administrative Officer